Form 10-K
period 1995-12-31
ELAMEX SA DE CV
filed 1996-05-07
CIK 1009302

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                        Commission file number
             December 31st, 1995                                   0-27992

                              ELAMEX, S.A. de C.V.
             (Exact name of registrant as specified in its charter)

                      Mexico                                Not Applicable
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)              Identification Number)


                   Avenida Insurgentes No. 4145-B Ote.
                     Cd. Juarez, Chihuahua  Mexico                 C.P. 32340
                (Address of principal executive offices)            (zip code)

           Registrant  telephone number, including area code:     (915) 774-8252

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                    Name of exchange on which registered

     Class I Common Stock, no par value     Nasdaq National Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X No
                                                        ---  ---
         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 8, 1996 was: $28,350,000.00

         The number of shares of Class I Common Stock of the Registrant outstanding as of April 8, 1996 was: 7,400,000

                       DOCUMENTS INCORPORATED BY REFERENCE
         Item  14  incorporates  by  reference   exhibits  to  the  Registrant's
registration statement on Form S-1, file number 333-01768.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any amendment to this Form 10-K. [X]

         References in this Form 10-K to "Elamex" or the "Company" are to Elamex, S.A. de C.V. and its subsidiaries, collectively, and references to "Elamex, S.A. de C.V". are solely to Elamex, S.A. de C.V. Effective January 1, 1993, the Mexican Congress approved the establishment of a new currency unit, the New Peso, which replaced the Peso at a rate of one New Peso per one thousand Pesos. Beginning January 1, 1996, the name of the currency unit was changed from New Peso to Peso without adjusting its value. In this Form 10-K, references to "$" and "U.S. dollars" are to United States dollars and references to "Nps.", "Ps", "New Pesos" and "Pesos" are to Mexican Pesos after the changes described above.

Item 1. Business

         Elamex is a leading contract manufacturer located in Mexico, delivering high-quality finished goods to Original Equipment Manufacturers ("OEMs") based in North America pursuant to manufacturing contracts. The Company focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex to full materials procurement and assembly contracts that are referred to in the industry as "turnkey" contracts. The Company frequently works with customers from product design and prototype stages through ongoing production, and provides manufacturing services for successive product generations.

         Elamex's OEM customers are U.S. and Canadian companies, mainly in the electronics industry, as well as in the electromechanical, avionics and medical industries. The Company's revenues are in U.S. dollars and it obtains financing in U.S. dollars based on contracts with such U.S. and Canadian customers providing for payment in U.S. dollars. The Company's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border and El Paso's airport, rail depots and truck depots. Elamex currently operates or directs operations at 12 manufacturing facilities. The Company prepares financial statements in U.S. dollars in conformity with generally accepted accounting principles applicable in the U.S. ("U.S. GAAP") and also maintains certain financial information in conformity with generally accepted accounting principles applicable in Mexico ("Mexican GAAP").

         The Company was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, land and real estate, and later labor, were provided to foreign companies that themselves managed the production of products for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex's business has evolved from the early Maquiladora concept of supplying real estate and labor for foreign managers to include the additional capacity to provide both management of assembly services and turnkey manufacturing services. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, indirectly acquired a majority interest in the Company's operations.

Industry Background

         During the early 1980s, the commercialization of the personal computer began to fuel substantial growth in the electronics industry and, with it, the growth of contract manufacturers. At about the same time, significant advances were made in commercial manufacturing technology as Surface Mount Technology ("SMT") began to replace Pin Through-Hole ("PTH") technology as the preferred method for the assembly of circuit boards. SMT provided OEMs with significant cost savings while at the same time increasing the performance of their products. Many of the benefits of SMT, especially those relating to cost reduction, were passed along to customers. The Company believes these benefits have helped to sustain the double digit percentage growth rate of the electronics industry into the 1990s.

         OEMs originally utilized contract manufacturing sources primarily to reduce labor costs in the production of electronic assemblies and to provide additional manufacturing capacity in times of peak demand. These early contract manufacturers typically were employed on an assembly basis in which the OEM provided the circuit and production designs, procured all components, frequently managed the production process and performed the final product testing. As contract manufacturers began to perform more management services, the relationship between OEMs and contract manufacturers became more strategic in nature, with the two now linked in a closer relationship in order to quickly deliver cost-effective, high-quality products to the marketplace. The practice of contract manufacturers providing management services has evolved into turnkey manufacturing, in which the contract manufacturer performs the procurement function and manages the assembly process. In Elamex's experience, procurement generates lower margins than assembly work, and Elamex believes the same is true for other contract manufacturers. However, Elamex has also found that parts and equipment procurement creates other advantages, such as greater control over the manufacturing process by the contract manufacturer and increased customer satisfaction due to the reduction of an additional cost to the OEM. Elamex believes that the ability to provide these procurement advantages reinforces the strategic relationship between OEM and contract manufacturer.

         The Company believes that the strategic use of contract manufacturers has provided significant benefits to contract manufacturers and to OEMs. Contract manufacturers have benefitted from the economies of scale resulting from larger and more frequent orders from OEMs, as well as from the strategic and operational benefits arising from the stability of longer-term relationships. OEMs have been able to reduce costs and increase flexibility through the use of contract manufacturers.

         The contract manufacturing industry is characterized by a high degree of customer and market concentration. According to the Institute for Interconnecting and Packaging Electrical Circuits, approximately 45% of the contract manufacturing industry's sales in 1994 were to the computer industry. While the Company does not currently perform a significant amount of manufacturing for the computer industry, it has found that margins on computer products it has manufactured are generally lower than those for other products the Company manufactures. The Company believes that the two largest customers of the average contract manufacturer account for in excess of 45% of sales for such contract manufacturer.

         The industry is also expected to grow significantly. Technology Forecasters, Inc. estimates that U.S.-Canadian demand for electronics contract manufacturing will grow from expenditures of approximately $16 billion in 1994 to approximately $51 billion by 1999, an average annual growth rate of approximately 26%, and that the worldwide electronics contract manufacturing industry will grow from expenditures of $35 billion in 1994 to approximately $95 billion by 1999, an average annual growth rate of approximately 22%. The Company believes that the integration of digital and wireless technologies into new products will help generate growth from several markets outside of the computer industry, such as telecommunications, industrial electronics and medical instrumentation. In addition to growth directly relating to the electronics industry, the Company believes that further growth for contract manufacturing will come from an increasing need for OEMs to reduce product time to market and to manage more complex product designs, inventories and component procurements.

Manufacturing Services

         Elamex is a contract manufacturer in the electronics industry, as well as the electromechanical, avionics and medical industries. Elamex's work for the electronics and avionics industries includes the assembly of printed circuit boards with SMT, including SMT on flexible boards, plastic over-molding of SMT boards and other technologies. Its work for the electromechanical industry includes the manufacture of such electrical devices as switchboard components, outlet strips, smoke detectors, automatic timer switches and other devices that are not based on complex electronic circuitry, and the refurbishment of telephones. Elamex has recently begun assembling fiber optic cables and connectors.

Elamex's work for the medical industry includes assembly of tube assemblies and surgery sets and the manufacture of microbiological test equipment. Many of these operations are conducted in special clean rooms.

         Approximately 30.5% of Elamex's net sales in 1995 were derived from assembly projects, in which Elamex provides manufacturing services, while the customer retains responsibility for parts procurement and, in some cases, direct management of Elamex's employees. Turnkey projects, which accounted for 69.5% of Elamex's net sales during 1995, are those in which Elamex is responsible for manufacturing and delivering the completed product. All turnkey projects involve manufacturing and assembly services and materials procurement. In these projects, Elamex buys raw materials from U.S. and worldwide suppliers, and then performs the required assembly work using those raw materials. The finished products are returned to the United States and the import duty, if any, is paid only on the value added during assembly plus the value of foreign content. When finished products are delivered from the United States to other countries, the customer pays the import duty, if any, imposed by such other country. Under The North America Free Trade Agreement ("NAFTA"), most products produced by Elamex are duty-free.

         In many respects, Elamex is a manufacturing arm of its customers, combining stringent quality control, sophisticated inventory management and cost-effective assembly techniques. The Company's manufacturing operations are structured to incorporate the complex design specifications of its customers' products and to respond rapidly to their design changes. Prior to commencing a manufacturing project, Elamex works closely with the OEM to determine the manufacturing operations and the organization, selection and training of the work force, with particular emphasis on sophisticated training techniques. In establishing a "virtual company" relationship with its OEM customers, the Company provides expertise in managing the work force available at its facilities, assisting its customers with accounting and management functions, and handling customs, warehousing and other matters inherent in manufacturing in Mexico. In a further effort to create "virtual company" relationships with its customers, the Company has improved communications and information reporting using electronic data interchange with its customers. Elamex maintains a microwave link across the border to El Paso, Texas, and as a result it can be reached through telephone numbers in the El Paso area code; this system also functions for electronic data interchange, fully integrating the Company into the U.S. telephone system.

         Approximately 82.0% of Elamex's net sales for 1995 were derived from the manufacture of electronic products. Over the last three decades, continuous advances have been made in the design of electronic components and in interconnection technologies. Prior to the 1980s, manufacturers developed the technique of PTH technology. In PTH assembly, electrical components such as integrated circuits are attached to printed circuit boards by means of pins or leads that are inserted into pre-drilled holes and soldered to the electrical circuits  on the boards.  As  electronic  devices  required  greater  numbers of components with increasing functional density and more interconnections, manufacturers developed SMT. SMT eliminates the need for holes in the printed circuit board, permitting a higher number of leads than PTH and finer lead-to-lead spacings ("pitch"). This technology also allows components to be placed on both sides of a board. Both factors substantially reduce board size. SMT requires the use of more expensive automated assembly equipment and substantially more engineering expertise than PTH. Elamex has adopted SMT as the primary means of electronic assembly for a number of major products, including personal computers, computer peripheral products, communications equipment, navigational control systems, automotive sensors and audio mixing boards. The Company also produces complex wire cable assemblies, plastic over-molded SMT printed circuit boards and fiber optic cables and connectors.

         Elamex customizes its assembly lines for each customer by assigning a separate workforce, team leaders, supervisors, production engineers, managers and quality control personnel to each project. Elamex analyzes the customer's proposed production process, including the original process if applicable, and proposes improvements whenever possible. Assembly lines are customized to the customer's needs before manufacturing begins. The size of an assembly line is jointly determined by Elamex and the customer. The customer generally provides some of the equipment, particularly for specialized testing and other customer-specific work, while Elamex provides the assembly services and generic equipment. Some customers provide materials used in the production process, while others contract for turnkey projects involving procurement. Final manufacturing inspection may be performed at the customer's plant or by Elamex in "dock to stock" arrangements. Additionally, many products manufactured by Elamex are in the early stages of their product lifecycle and, therefore, may require ongoing design or engineering changes. Responsiveness to customers, particularly with respect to engineering changes once manufacturing has commenced, is a crucial component of Elamex's manufacturing approach.

         The Elamex business is materially dependent on Elamex's ability to produce products of uniformly high quality. The Company has established quality processes under International Standards Organization certification ISO 9002, military specifications of the U.S. Department of Defense and Good Manufacturing Practices certifications. Where appropriate, Elamex also works to achieve this objective using specialized "pick and place" automated equipment. To implement these quality goals, Elamex employs a large staff of professional engineers.

Customers and Markets

         The Company has attempted to balance its marketing efforts and manufacturing services between OEMs of industrial and professional products and those of consumer electronics products. Elamex customers are a diverse group of United States, Canadian and multinational OEMs, including Polaroid Corp., Black & Decker Corp., Xircom, Inc., Motorola, Texas Instruments, JBL Professional/Harman International, Lockheed Martin, Adtran and Siemens Rolm. Contracts with Elamex's five largest customers for 1995 accounted for approximately 69% of Elamex's committed contract revenues. Approximately 23%, 18% and 16% of the Company's net sales for 1995 were derived from sales to Polaroid Corp., a manufacturer of photographic consumer products, Black & Decker Corp., a manufacturer of home appliance consumer products, and Xircom, Inc., a manufacturer of computer products, respectively, and approximately 24%, 17% and 16% of the Company's net sales 1994 were derived from sales to Polaroid Corp., Black & Decker Corp., and Xircom, Inc., respectively. Certain of the Company's contracts contain pricing mechanisms that are based on the Company's costs.

         Elamex and O.F. Mossberg & Sons ("Mossberg") are parties to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon S.A. de C.V. ("Elamex de Torreon"), a company beneficially owned by certain of the Company's officers and directors, under contract to Elamex.

         Elamex has been qualified by the U.S. Department of Defense for manufacturing military and aerospace specifications products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been certified under ISO 9002, one of the highest total quality control standards in the world, at all of its facilities where it manages its labor force.

         The Company's primary customers include Polaroid Corp., Xircom, Inc., Black & Decker Corp., ADC Telecommunications, Inc. and Intermatic, Inc.

         The chart below sets forth the Company's OEM customers by industry, the application for which Elamex manufactures products for such customers and the products and services provided by the Company.

     OEM Customer              End Use             OEM Application                 Elamex Products and Services
     ------------              -------             ---------------                 -----------------------------
ADC Telecommunications    Telecommunications    PBX Telecommunications             PBX/Switchboards & fiber optic
                                                equipment                          cable connection
Adtran                    Data Communications   Cable/telephone communications     Printed circuit boards
                                                systems
American Sensors          Commercial            Smoke detectors                    Printed circuit boards & final
                                                                                   assembly
ASO Corporation           Medical               Flexible bandages                  Bandage packaging
AT&T                      Telecommunications    Telephones                         Telephone equipment repair
Austin Innovations        Commercial            Pet trainers                       Printed circuit boards & final
                                                                                   assembly
Becton Dickinson          Medical               Medical kits                       Surgical kits and catheters,
                                                                                   packaging
Black & Decker            Commercial            Power tool battery chargers        Printed circuit boards & final
                                                                                   assembly
Honeywell                 Commercial            Home and building controls         Printed circuit boards
Infopak                   Computer              Palmtop computers                  Printed circuit boards & computer
                                                                                   assembly
Intermatic                Commercial            Electronic timers, powerstrips,    Printed circuit boards & final
                                                sensors                            assembly
JBL Professional/Harman   Commercial            Sound Mixers                       Printed circuit boards & final
  International                                                                    assembly
Lockheed Martin           Military/Aerospace    Military products                  Printed circuit boards & cables
Motorola                  Commercial            Semiconductors                     Semiconductors/mark test &
                                                                                   packing
O.F. Mossberg & Sons      Commercial            Pump action shotguns               Fabrication of shotgun components
                                                                                   & safe deposit boxes
Polaroid                  Commercial            Instant & industrial photographic  Flexible and rigid circuit
                                                cameras                            boards/component assembly
Siemens/Rolm Systems      Telecommunications    PBX Telecommunications             Switchboard repair
                                                equipment
Texas Instruments         Industrial            Motor control circuits             Printed circuit boards
                          Automotive            Automotive control devices         Flexible printed circuit boards
                                                (transducers)
                          Commercial            Transponders for toll systems      Printed circuit boards
Texas Microsystems        Computer              Motherboards and VGAs              Printed circuit boards
Venusa                    Medical               Intravenous kits                   Intravenous kit assembly
Viskase                   Commercial            Food products                      Casing of food products
Xircom                    Computer              LAN adapters                       Printed circuit boards & cables
Zoom Telephonics          Data Communications   Communications products            Printed circuit boards


Sales and Marketing

         The Company has pursued the diversification of its market segments and customer base and sought relationships with leading OEMs in the markets it serves. The Company's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico.

Competition

         The electronics assembly and manufacturing industry is comprised of a large number of companies, several of which have achieved substantial market shares. Several of these competitors have sales substantially larger than Elamex, including several manufacturers of computer components, where sales volume can be high. Elamex also faces competition from current and prospective customers who evaluate their capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on the type of service or geographic area. Certain of Elamex's competitors, including SCI Systems, Inc. and Solectron Corporation and divisions of International Business Machines Corp., Inc. have substantially greater resources than Elamex.

         The Company believes that the primary bases of competition in its targeted markets are time to market, capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. Elamex believes that it generally competes favorably with respect to each of these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain world-class quality levels, offer flexible delivery schedules, deliver reliable finished products and compete favorably on the basis of price.

Effect of NAFTA

         The Company believes that NAFTA is having an overall positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on imports into the United States and Canada. These benefits enable Elamex to manufacture goods from imports into Mexico and to return the finished product to the United States and Canada, without paying significant duties. Moreover, the Company believes that NAFTA has the general effect of encouraging growth in industries for which Elamex provides manufacturing services, and will permit the Company's customers to increase their sales in the Mexican market.

Backlog

         The Company's order backlog at December 31, 1995 was approximately $115.2 million, compared to order backlog at December 31, 1994 of approximately $93.9 million. Backlog consists of firm purchase orders and commitments which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled, increased or canceled, backlog is not a meaningful indicator of future financial performance.

Suppliers

         The Company uses numerous suppliers of electronic components and other materials for its operations. Although the Company has a general policy against procuring components without a customer commitment to pay for them, it must do so on occasion. While the Company will work with customers and suppliers to minimize the impact of any component shortages or allocations, component shortages and allocations have had, and are expected to have from time to time, short-term adverse effects on Company sales.

Raw Materials

         Raw materials consist of electronic commodities, including integrated circuits, transistors and other solid state elements, printed circuit boards and other circuit elements, as well as components for electromechanical and medical assembly, many of which are provided by customers. Virtually all raw materials supplied by Elamex are purchased in Asia and the United States, with the larger part coming from Asia. Elamex believes that it is not materially dependent on any one supplier or group of suppliers; it purchased less than a combined amount of 16% of supplies from its two largest vendors in 1995.

Certain vendors operate at full capacity from time to time and allocate their products among customers. Elamex believes that larger companies generally command larger allocations; however because of its large-scale purchases of these products, Elamex also believes that it sometimes has greater bargaining power for particular products than its customers even though it may be smaller.

Employees

         Elamex had 3,865 employees at December 31, 1995, 311 were employees subcontracted from Elamex de Torreon. In 12 active facilities currently used by Elamex in its manufacturing operations, 174 employees in four facilities are covered by collective bargaining agreements; all other employees of the Company at the remaining eight facilities are not. Elamex believes that its labor relations are good in all of its facilities.

         Twenty-five of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide services to Elamex under a contract between  such  corporation  and Elamex.  The purpose of this  arrangement  is to provide to U.S.-resident employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under such contract, the Company pays to such corporation an amount equal to the salary and benefits provided to such executives by such corporation.

Environmental Compliance

         The Company's operations are subject to the Mexican General Law of Ecological Stabilization and Environmental Protection (the "Ecological Law") and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the "Ministry of the Environment, Natural Resources and Fishing"). Since September 1990, each such company has been required to file several semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls and the disposition of industrial waste. The Company is licensed to handle radioactive materials, which are presently used in the manufacture of smoke alarms, and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, the Company is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of hazardous wastes generated by the Company that are derived from materials imported from the United States, a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property.

         Mexican environmental laws and regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with NAFTA. The Company believes that its policies with respect to environmental matters in Mexico currently exceed the standards set forth in the Ecological Law. The Company is committed to maintaining high standards of environmental protection controls.

Exchange rates

         The following table sets forth, for the periods indicated, the high, low, average and period-end and free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar:

Year ended                High      Low       Average (1)  Period end
December 31,              ----      ---       -----------  ----------
- ------------
1990                      Ps$.2.96  Ps$.2.69  Ps$2.86      Ps$.2.96
1991                          3.09      2.94     3.03          3.08
1992                          3.14      3.06     3.09          3.12
1993                          3.24      3.09     3.11          3.11
1994                          5.75      3.11     3.48          5.00
1995                          8.14      5.27     6.53          7.74
1996 (through April 12)       7.70      7.33     7.52 (2)      7.50

- ------
Source: Until November 5, 1993, the average of the buy and sell rates on the relevant date as published by Banco de Mexico. Commencing November 8, 1993, the noon buying rate for Mexican Pesos reported by the Federal Reserve Bank of New York.

(1)      Average of month-end rates.
(2)      Average of daily rates.

Item 2. Properties

         The Company's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and El Paso's airport and rail and truck depots. Set forth below are Elamex's principal manufacturing facilities:

Location     Square Feet              Activity                      Leased/Owned
- --------     -----------              --------                      ------------
Cd. Juarez      80,280      Electronic Equipment Assembly and          Leased(1)
                            Electronic Circuit Manufacturing
Cd. Juarez      88,897      Electromechanical Part Assembly            Leased
Cd. Juarez      44,909      Electronic Circuit Manufacturing           Leased
Cd. Juarez      58,841      Medical Product Assembly                   Owned(2)
Cd. Juarez      43,034      Avionics Product Assembly                  Owned
Cd. Juarez      64,866      Electromechanical Product Assembly         Leased(1)
Cd. Juarez      67,038      Medical Product Assembly                   Owned
Cd. Juarez      40,263      Electronic Equipment Assembly              Leased
Delicias        26,804      Electromechanical Product Assembly         Leased
Nuevo Laredo    60,658      Telephone Repair and Auto Part Assembly    Owned
Nuevo Laredo    43,917      Telephone Repair                           Leased(2)
Guadalajara(3)  57,246      Testing of Electronic Semiconductors       Owned
Torreon         55,845      Assembly of shotgun parts                  Leased(4)

  Total        732,598


- -------
(1) Leased from a company controlled by Federico Barrio, a Director of the Company.
(2) A customer who leases this facility has an option under the lease to purchase the facility at fair market value.
(3)     Asset available for sale or lease.
(4)     Leased from Accel and subject to certain purchase options.

         The Company holds options to purchase from Accel the Torreon facility listed above and a second facility in Ciudad Chihuahua; the option exercise price for each facility will be the fair market value determined by an independent appraiser. The options expire in December, 1997. The Company intends to exercise such options to purchase the facilities in 1996.

Item 3. Legal Proceedings

         To the Company's knowledge there are no pending legal proceedings which are material to the Company to which it is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

         On December 15, 1995, the stockholders of Elamex, S.A. de C.V., at an extraordinary stockholders meeting, approved an amendment and restatement of the bylaws of Elamex, S.A. de C.V. which included the following: (i) elimination of par value of all shares; (ii) a transfer of all the variable capital of Elamex, S.A. de C.V. to fixed capital (5,000,000 shares); (iii) authorization for issuance of up to 3,000,000 shares of common stock constituting fixed capital (for the offering); (iv) authorization of 15,000,000 shares constituting variable capital (which will be held by Elamex, S.A. de C.V. as treasury stock and is expected to be sold, from time to time, at the market price prevailing at such time as authorized by the Board of Directors); (v) and a provision requiring a motion at each annual stockholders' meeting to allow the stockholders to designate up to 15% of each year's net profits as reserved for repurchase and cancellation of publicly-traded common shares outstanding.


                                     PART II

Item 5.  Market for the  Registrant's  Common  Equity and  Related  Stockholders
Matters

         The Company's Class I Common Stock, no par value ("Common Stock") has been traded on The Nasdaq National Market under symbol ELAMF since March 20, 1996; the price has fluctuated between a low of 8 7/8 per share to a high of 9 7/8 per share. An over-allotment option covering 100,000 shares held by Fonlyser, S.A. de C.V. was exercised on April 19, 1996. The option was granted in conjunction with the public offering.

         The Company currently intends to follow a policy of retaining earnings, if any, for use in the development of its business and to finance growth. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of the Company's existing bank credit lines impose limitations on the amount of dividends that Elamex may pay. Specifically, one limits the amount of dividends that may be declared, without the consent of the lender, to the prior year's net profits. Another credit agreement permits payment of dividends only if the Company has complied with all of its covenants and other obligations under such credit agreement. As of April 1, 1996, there were approximately 25 record holders of the Company's Common Stock.

         Also, on April 18, 1996 at the Company's annual stockholders meeting, $897,406 was reserved for the stock repurchase fund.

         The Mexican Law of Commercial Companies ("Ley General de Sociedades Mercantiles") requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution except as a stock dividend until the amount of such fund equals 20% of the Company's historical capital stock. The Company may also maintain additional reserves. Mexican corporations usually pay dividends out of earnings (including retained earnings) after an allocation to the legal and other reserves and prior approval by a general stockholders' meeting.

Taxation of Dividends

United States Federal Income Taxes

         Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by the Company with respect to Common Stock out of current or accumulated earnings and profits ("E&P") to a United States holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if the Common Stock has been held by such holder for more than one year.

         Dividends generally will constitute foreign source "passive income" or, in the case of certain United States holders, "financial services income" for U.S. foreign tax credit purposes.

         Dividends paid in Mexican Pesos will be included in gross income of a United States holder in a U.S. dollar amount calculated by reference to the exchange rate in effect on the date of receipt of the distribution, whether or not the Pesos are in fact converted into U.S. dollars at that time. If Pesos are converted into U.S. dollars on the day they are received by a United States holder, such holder generally should not be required to recognize foreign currency gain or loss in respect of the dividend income. United States holders should consult their own tax advisors regarding the treatment of any foreign currency gain or loss on any Pesos which are not converted into U.S. dollars on the day the Pesos are received by such holders.

         Distributions of additional Common Stock to United States holders with respect to their pre-distribution holdings of Common Stock ("old Common Stock") that are made as part of a pro rata distribution to all stockholders of the Company generally will not be subject to U.S. federal income tax (except with respect to cash received in lieu of fractional shares of Common Stock). The basis of the Common Stock so received will be determined by allocating the United States holders' adjusted basis in the old Common Stock between the old Common Stock and the Common Stock so received.

         A holder of Common Stock that is, with respect to the United States, not a United States holder (a "non-United States holder") will not be subject to U.S. federal income or withholding tax on dividends paid with respect to the Common Stock, unless such dividends are effectively connected with the conduct by the holder of a trade or business in the United States.

Mexican Income Taxes

         Mexican income tax law requires that Mexican corporations must pay income tax on taxable income for each fiscal year. Mexican corporations must maintain an account called the cuenta de utilidad fiscal neta or "previously taxed net earnings account" ("CUFIN", from the Spanish initials). In its CUFIN the Mexican corporation records the balance of the tax profits from previous years, on which income tax has already been paid plus dividends received from Mexican corporations. The CUFIN account balance is subject to restatement for inflation.

         Whenever a Mexican corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by the Company to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican corporation must pay income tax of 34% of 1.515 times the amount which exceeds such balance.

         If the Company distributes stock dividends to United States holders, or pays a dividend in cash and such payment is to be used by the United States holders for a capital subscription or for reinvestment in the Company's stock, and either such transaction by the United States holders occurs within 30 days following the date of the dividend payment, there will be no Mexican tax consequences for such United States holders, so long as the Company does not reduce its capital stock liquidity. If the Company reduces its capital stock and the balance of its CUFIN plus its capital contributions restated for inflation is less than the amount of such stock reduction, the Company will be required to pay income tax on such excess. Tax must also be paid on the excess, if any, of the shareholder's equity over the sum of the CUFIN, the capital contributions restated for inflation and the taxable amount determined as previously indicated. In this case the taxable basis cannot be greater than the total amount of the capital reduction.

Item 6. Selected Consolidated Financial Data

         Although the Company is located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company prepares consolidated financial statements in U.S. dollars in conformity with U.S. GAAP and also maintains certain financial information in conformity with Mexican GAAP. Except as otherwise stated herein, all monetary amounts in this report have been presented in U.S. dollars.

         The following table sets forth selected consolidated financial data of the Company as of and for each of the years ended December 31, 1991, 1992, 1993,1994 and 1995. Each of the Company's fiscal quarters is comprised of 13 weeks and ends on a Sunday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Prospectus.

         The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of December 31, 1993, 1994, and 1995, and for each of the years in the four-year period ended December 31, 1995, set forth below, have been derived from consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1995, and 1994, and for each of the years in the three-year period ended December 31, 1995, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1991 and 1992, and for the period ended December 31, 1991, set forth below, have been derived from unaudited financial data of predecessor entities. These historical results are not necessarily indicative of the results to be expected in the future.

                                       Year ended December 31,
                                      1991<F1>     1992 <F1>      1993       1994       1995
                                      --------     --------       ----       ----       ----
                                  (in thousands, except per share amounts)
Income Statement Data:
Net sales                            $50,900       $60,221       $70,244    $84,816   $97,544
Gross profit                           8,339         6,977         9,524     10,210    14,972
Operating income                       3,026           980         2,617      2,748     8,788
Interest expense and other, net        1,317           769           821        460       852
Income taxes <F2>                        142           256           622        743     1,727


Net income (loss)                     $1,567         $(45)        $1,173     $1,545    $6,209


Net income (loss) per share <F3>       $0.05       $(0.27)       $(0.03)      $0.23     $1.20

Balance Sheet Data:
Current assets                       $11,442       $16,227       $19,659    $23,360   $30,586
Property, plant and equipment,        22,686        22,211        22,582     22,684    24,023
net.
Total assets                          35,401        39,718        43,259     46,783    55,110
Short-term debt and current
maturities of long-term debt           1,611         4,959        12,017      2,830     5,257
Long-term debt, excluding current
maturities                             8,114         7,433         8,603     16,176    15,212
Total stockholders' equity <F4>      $10,527        $9,160       $13,336    $14,495   $23,196



- ------

<F1>     The Selected  Consolidated  Financial Data as of December 31, 1991, and
         1992 and for the year ended December 31, 1991 have been derived from unaudited financial data. Amounts from separate predecessor entities are included in the Selected Consolidated Financial Data. All material intercompany balances and transactions have been eliminated.

<F2>     The  1993  amount  includes  the  cumulative  effect  of  a  change  in accounting principle amounting to $375,000 resulting from the adoption of the Financial Accounting Standards Board's Statement of Financial Standards No. 109 Accounting for Income Taxes ("FAS 109") in 1993.

<F3>     Net income (loss) per share of Common Stock was  calculated by dividing net income (loss) by the number of shares of Common Stock outstanding as of December 31, 1995, which was 5 million shares, after deducting the amount attributable to the rights of senior securities.

<F4>     Does not include redeemable Preferred Stock and redeemable Common Stock as of  December  31,  1991,  1992,  1993,  and 1994 of $8,651,  $9,485,
         $3,406, $3,792 .

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

General

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The Company has been controlled by substantially the same investors since its purchase in May 1990; however, the organizational structure has changed during this period. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the "Effective Date"), of Elamex Internacional with and into Elamex, S.A. de C.V.

         Although the Company is located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP and maintains certain financial information in accordance with Mexican GAAP.

Exchange Rates; Inflation

         The Company's results of operations are generally affected by changes in the exchange rate between Pesos and U.S. dollars as follows: In the case of an appreciation of value of the U.S. dollar against the Peso, the Company generally experiences a benefit because its revenues are denominated in U.S. dollars and certain of its costs and expenses are denominated in Pesos. This benefit will be reduced by relative inflation in the Peso versus the U.S. dollar, as well as by inflation within Mexico and by competitive pressures from the Company's customers. In the case of a depreciation of the U.S. dollar against the Peso, the Company generally experiences a detriment for the same reason, and this detriment will similarly be reduced by relative inflation in the U.S. dollar against the Peso and increased pricing by the Company.

         On October 29, 1995, the Mexican government signed a pact with labor and business representatives called the Alliance for Economic Recovery (the "Alliance"). The Alliance defines a macroeconomic policy designed to support Mexico's economic recovery and promote future growth. By its provisions, the minimum wage rate was increased by 10% effective December 4, 1995. An additional 12% rise in the minimum wage rate became effective on April 1, 1996. Also, over the 14 months following execution of the Alliance, utility charges will increase an average of 26%. Under the Alliance the Mexican government will attempt to boost the economy by providing tax incentives for new business investments, while utilizing wage and price controls to contain inflation. As part of the Alliance the Mexican government has committed to maintaining a free flotation system for the Peso in the international currency markets. The Alliance also calls for development of social and rural programs. The impact of the Alliance on the Company or the Mexican economy cannot be accurately predicted

Certain Accounting Policies

         Direct manufacturing contract costs related to initial manufacturing layout and setup for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment are capitalized and are amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the year ended December 31, 1995. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, the Company also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/New Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Statutory Employee Profit Sharing

         All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of Elamex's employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

Results of Operations

General

         The following table sets forth income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                             Percentage of Net Sales
                                                 Year Ended December 31,
                                                 -----------------------
                                                 1993(1)   1994    1995
                                                 -------   ----    ----
Net sales                                         100.0%   100.0%  100.0%
Cost of goods sold                                 86.4     88.0    84.7
Gross profit                                       13.6     12.0    15.3
Selling, general and administrative expenses        9.8      8.8     6.3
Operating income                                    3.7      3.2     9.0
Interest and other expenses, net                    1.2      0.5     0.9
Income before taxes                                 2.6      2.7     8.1
Income taxes                                        0.9      0.9     1.8
Net income (loss)                                   1.7      1.8     6.4

- ------

(1)      Other than Net sales, percentages do not add to 100% due to rounding.

1995 Compared to 1994

Net Sales. Net sales increased 15% to $97.5 million in 1995 from $84.8 million 1994. The increase was attributable principally to increased dollar volume of turnkey sales to existing customers, and, to a lesser extent, an expansion of business from new customers in 1995.

Gross Profit. Gross profit increased by $4.8 million, or 46.6%, to $14.9 million in 1995 compared to $10.2 million for the prior year. Gross profit as a percentage of net sales ("gross margin") increased to 15.3% in 1995 from 12.0% in 1994 due primarily to a shift in the Company's sales mix toward turnkey services with substantially greater revenue from the assembly component of turnkey services than the turnkey services provided by Elamex in prior periods; the assembly component is the higher-margin component of turnkey services, while materials procurement is the lower-margin component. Better utilization of the Company's manufacturing facilities also contributed to the increased gross margin, as manufacturing overhead increased at a lower rate than net sales.

         Statutory employee profit sharing was $120,474 or an effective rate of 1.52% of income before taxes, for the year ended December 31, 1995, compared to $185,923 or an effective rate of 8.13% of income before taxes, for the year ended December 31, 1994.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 17.1% to $6.2 million, or 6.3% of net sales, in the year ended December 31, 1995, as compared to $7.5 million, or 8.8% of net sales, in the year ended December 31, 1994. This decrease resulted in part from an increase in net sales that was achieved with essentially the same personnel as in 1994, in addition to a depreciation of the Mexican peso; from December 18, 1994 through December 31, 1995, the U.S. dollar appreciated 128%, measured in value against the Peso. By December 31, 1995, the beneficial effects of the devaluation were partially offset by increases in wages and other costs in Mexico affected by inflation, which were incurred by the Company during 1995.

         Of the Company's aggregate cost of sales and selling, general and administrative expenses in 1995, approximately 29.7% was incurred in Pesos, compared to approximately 39.9% in 1994. This decrease was due to the devaluation of the Peso during 1995 and the change in sales mix during the period.

Operating Income. Operating income increased by 219.9% to $8.8 million, or 9.0% of net sales, during the year ended December 31, 1995 and from $2.7 million, or 3.2% of net sales, during the year ended December 31, 1994, as a result of the above factors, the most significant of which were changes in turnkey operations, the devaluation of the Peso and the economies of scale described under "-Gross Profit" and "-Selling, General and Administrative Expenses" above.

Interest, Net, and Other Expenses. Interest and other expenses increased by $0.4 million to $0.9 million, or 0.9% of net sales, in the year ended December 31, 1995, from $0.5 million or 0.5% of net sales, in the year ended December 31, 1994. This increase resulted principally from higher rates and increased borrowings required to support the Company's working capital growth needs during the period, offset by interest increases on deposits, principally in Mexican banks, during a period of high Mexican interest rates.

1994 Compared to 1993

Net Sales. Net sales increased 20.7% to $84.8 million in 1994 from $70.2 million in 1993. The increase was attributable principally to increased volume in turnkey sales to existing customers, and, to a lesser extent, an increase in assembly sales to existing customers and an expansion of business from new customers.

Gross Profit. Gross profit increased by $0.7 million, or 7.2%, to $10.2 million in 1994 compared to $9.5 million for the prior year. Gross profit as a percentage of net sales decreased to 12.0% in 1994 from 13.6% in 1993 due primarily to a shift in the Company's sales mix toward turnkey services, which generally have lower margins. The change in gross margin resulting from this shift in product mix was partially offset by the effect of higher utilization of manufacturing overhead. In addition, at December 31, 1994 the Company had approximately $0.9 million reserved for excess and obsolete inventory. A significant portion of this inventory was raw material inventory that had been purchased for a contract with a customer that subsequently instructed Elamex not to manufacture the goods that were to have been assembled using such inventory. The Company reserved approximately $650,000 in respect to such inventory. Nevertheless, Elamex believes that the customer may eventually reinstate its order in whole or in part.

         Statutory employee profit sharing was $186,000, or an effective rate of 8.1% of income before taxes, for 1994, compared to $85,400, or an effective rate of 4.8% of income before taxes, for 1993

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.0% to $7.5 million, or 8.8% of net sales in 1994, compared to $6.9 million, or 9.8% of net sales, in 1993. This decrease as a percentage of net sales reflects the continued growth of the Company's business, which allowed fixed costs to be spread over a larger base of business, and the Company's on-going efforts to control costs. The increased expenditure for selling, general and administrative expenses occurred due to the addition of personnel in the project coordination department and additional engineering personnel to handle existing and planned growth in turnkey sales through 1995 and into 1996.


         Of the Company's aggregate cost of sales and selling, general and administrative expenses in 1994, approximately 39.9% was incurred in Pesos, compared to approximately 45.9% in 1993, principally due to the change in sales mix toward turnkey sales and also due to devaluation of the Peso in late 1994. These percentages were computed by dividing (i) payroll costs paid in Pesos for the relevant period plus total other expenditures for the relevant period multiplied by the actual percentage of Peso costs computed for the year ended December 31, 1995 by (ii) total expenditures for the relevant period.

Operating Income. Operating income increased by 5% to $2.7 million, or 3.2% of net sales, in 1994 from $2.6 million, or 3.7% of net sales, in 1993, as a result of the above factors. Operating income as a percentage of net sales decreased principally due to the changes in sales mix described under "-Gross Profit" above, partially offset by the economies of scale described under "-Gross Profit" and "-Selling, General and Administrative Expenses" above.

Interest and Other Expenses. Interest and other expenses decreased by $0.4 million to $0.5 million, or 0.5% of net sales, in 1994, from $0.8 million or 1.2% of net sales, in 1993. Although interest expense increased slightly in 1994, this increase was offset by foreign exchange gains, creating a net reduction in this item.

Income Tax; Assets Tax

         Under Mexican tax law as presently in effect, Mexican companies must pay the greater of the income tax or the assets tax. The corporate income tax rate was 35% in 1992 and the first nine months of 1993, and was reduced to 34% commencing October 31, 1993. For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses, updated to recognize the effects of inflation, may be carried forward to the ten years succeeding the year of the loss.

         Previously paid assets tax, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year for ten years following the payment of the tax. In addition, tax net operating loss carryforwards can be utilized by the Mexican company that incurred the losses. The amounts of the Company's assets tax and net operating loss carryforwards at December 31, 1995 are set forth in Note 8 to the Consolidated Financial Statements.

         The Mexican assets tax was a 2% tax on assets for 1994 and prior years, and a 1.8% tax on assets for 1995 and later years, computed by recognizing certain effects of inflation, and by reducing the asset base by the amount of certain liabilities. The assets tax operates like an alternative minimum tax.

         The Company's effective tax rate was 121% in 1992 (principally due to imposition of the assets tax as the Company relied on net operating loss carryforwards to reduce its income tax to an amount that was less than the assets tax), 13.8% in 1993, 32.5% in 1994 and 21.8% in 1995.

         Accel files consolidated Mexican federal income tax returns, which include Elamex. Consequently, Accel and Elamex have entered into a tax sharing agreement providing for the allocation of taxes and tax benefits to the Company. Under such agreement Elamex will pay Accel an amount equal to the Mexican Federal monthly estimated income tax or assets tax (whichever applies), proportionate to Accel's direct or indirect percentage of ownership of the capital stock of Elamex, S.A. de C.V. and its subsidiaries. The amount Elamex must pay under this agreement will not exceed the amount Elamex would be liable to pay in taxes if each entity in the Elamex group filed separate tax returns.

Liquidity and Capital Resources

         Since its inception, the Company has financed its growth through both cash flow from operations and borrowings. The Company has experienced significantly increased working capital needs as its business has grown and its mix has shifted toward more turnkey projects requiring purchases of materials by the Company. At December 31, 1995, the Company had working capital (defined as inventory and accounts receivable minus accounts payable) of $19.9 million compared to $14.2 million at December 31, 1994. This increase was due to growth in accounts receivable and inventories associated with an increase in sales, especially those related to turnkey contracts.

         During the year ended December 31, 1995, the Company provided a total of $4.5 million of cash flow from operations, consisting of net income of $6.2 million and depreciation and amortization of $2.4 million, which was offset by a net $4.1 million use of cash reflecting increases in current assets and decreases in current liabilities. During this period, Elamex increased its net borrowings by $2 million and invested $3.6 million in property, plant and equipment; Elamex also repurchased its redeemable Common Stock for $4.0 million, which repurchase was partially funded by a $2.7 million capital contribution from Accel.

         The Company has commenced a project designed to strengthen its supply chain management, which includes planning functions and financial systems and controls in the area of inventory, working capital and supplier base, with the intent to identify additional opportunities for making its supply chain more effective, the importance of which has grown with the increase in turnkey contracts.

         The  Company  had  the  following   lines  of  credit  and  outstanding
borrowings at December 31, 1995:

Lender or Class of         Type               Amount              Interest      Maturity Date
Securities                 ----          Outstanding as of      Rate as of      -------------
- ------------------                       December 31, 1995   December 31, 1995
                                         -----------------   ----------------
Comerica Bank <F1>  $10 million Line of
                    Credit                   $5,200,000           9.25%<F2>     May 1, 1998
Bank of America     $7 million Line of
N.T. & S.A.         Credit                   -                    9.06          April 23, 1996
Confia S.A.         $2.2 million Line        -
                    of Credit                                     9.44          January 8, 1997
AT&T Credit         Term Loan                1,994,342
Corporation                                                      13.64          August 30, 1999
Bancomer, S.A.<F3>  Term Loan                4,083,333           11.0           May 26, 1999
Norwest Bank El
Paso <F3>           Term Loan                4,400,000            9.25          December 15, 1999
Subordinated
 Debentures <F3>                             1,794,060            7.00          January 15, 2000
                                               250,498            7.00          December 8, 1998
Total                                      $17,722,233

- ------

<F1>     Balance  paid  with  proceeds  of the  Company's  recent  common  stock offering; credit line still open.



<F2> Average interest rate.
<F3> Balance  paid with  proceeds  from public  offering;  credit line no longer outstanding.

         Effective March 19, 1996 the Company successfully completed an Initial Public Offering of 2,400,000 shares of Class I Common Stock, no par value, the net proceeds of which totaled approximately $18,900,000 and were used to pay down $15,900,000 of outstanding debt and Subordinated Debentures. The remaining $3,000,000 was used as working capital.

         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies who are not a party to one of the debt agreements. During the last three years, the Company has been in compliance with all material covenants related to its debt obligations.

         The Company has entered into certain operating lease transactions to lease machinery and equipment with an original cost of approximately $1.0 million in 1993 and $2 million in 1991. The future minimum rental payment under these equipment leases is $2.3 million in 1996, $2.1 million in 1997, $1.8 million in 1998, $1.3 million in 1999 and $1.1 million in 2000. See Note 7 to the Consolidated Financial Statements for further information regarding operating lease commitments.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES


Item 8. Financial Statements and Supplementary Data


                          Independent Auditors' Report


The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1995 and 1994 , and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 2 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993.





                                          KPMG Peat Marwick LLP





El Paso, Texas
April 9, 1996

                                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                (In U. S. Dollars)
                                                                                           December 31,
              Assets                                                                1995                1994
                                                                                    ----                ----
Current assets:
    Cash and cash equivalents                                                  $    2,848,628          1,694,987
    Receivables <F5><F6>:
       Trade accounts, less allowance for doubtful accounts
          ($148,629 and $193,732, respectively)                                    14,860,718         11,775,593
       Other receivables                                                              831,740            768,214
                                                                                 ------------       ------------

              Total receivables                                                    15,692,458         12,543,807
                                                                                   ----------         ----------

    Inventories, net <F3>                                                          11,358,182          8,873,563
    Prepaid expenses                                                                  686,766            247,813
                                                                                 ------------       ------------

              Total current assets                                                 30,586,034         23,360,170

Property, plant and equipment, net <F4><F5><F6>                                    24,022,728         22,684,253
Other assets, net                                                                     501,726            738,869
                                                                                 ------------       ------------

                                                                                $  55,110,488         46,783,292
                                                                                   ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable <F5>                                                         $    2,000,000            -
    Accounts payable                                                                7,134,943          7,233,950
    Accrued expenses                                                                1,746,074            851,809
    Current installments of long-term debt <F6>                                     2,691,054          2,266,667
    Current obligations of capital leases <F7>                                        565,555            563,538
    Taxes payable                                                                     861,797            982,779
    Due to related parties <F13>                                                      156,124            205,939
                                                                                 ------------       ------------

              Total current liabilities                                            15,155,547         12,104,682

Subordinated debentures <F10><F13>                                                  2,044,558          2,044,558
Long-term debt, excluding current installments <F6>                                12,986,621         13,383,333
Capital lease obligations, excluding current obligations  <F7>                        181,062            748,067
Other liabilities                                                                     181,964            215,450
Deferred income taxes, net <F8>                                                     1,364,407            -
                                                                                  -----------        ------------

              Total liabilities                                                    31,914,159         28,496,090
                                                                                   ----------         ----------

Redeemable common stock                                                               -                3,792,006
                                                                                   ----------        -----------

Stockholders' equity <F9><F10>:
    Preferred stock, authorized 50,000,000 shares, none issued
       or outstanding                                                                 -                  -
    Common stock, 5,000,000 shares issued and outstanding
       at December 31, 1995                                                        16,270,459         13,552,031
    Retained earnings                                                               6,925,870            943,165
                                                                                  -----------       ------------

              Total stockholders' equity                                           23,196,329         14,495,196
                                                                                   ----------         ----------

Commitments and contingencies <F7><F10><F14>                                           -                  -

                                                                                $  55,110,488         46,783,292
                                                                                   ==========         ==========

See accompanying notes to consolidated financial statements.



                        [PAGE INTENTIONALLY LEFT BLANK]






                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                        Consolidated Statements of Earnings
                                                (In U. S. Dollars)



                                                                           Years ended December 31,
                                                                   1995                1994              1993
                                                                   ----                ----              ----
Net sales                                                       $  97,543,581          84,816,306        70,243,674
Cost of sales                                                      82,571,960          74,605,956        60,719,796
                                                                   ----------          ----------        ----------

          Gross profit                                             14,971,621          10,210,350         9,523,878
                                                                   ----------          ----------       -----------

Operating expenses:
    General and administrative                                      5,560,356           6,658,530         6,116,568
    Selling                                                           622,811             803,918           790,565
                                                                 ------------        ------------      ------------

          Total operating expenses                                  6,183,167           7,462,448         6,907,133
                                                                  -----------         -----------       -----------

          Operating income                                          8,788,454           2,747,902         2,616,745
                                                                  -----------         -----------       -----------

Other income (expense):
    Interest income                                                   965,341             153,191           175,187
    Interest expense                                               (2,359,451)         (1,689,986)       (1,315,309)
    Other, net                                                        541,799           1,077,048           318,766
                                                                 ------------         -----------      ------------

          Total other expense                                        (852,311)           (459,747)         (821,356)
                                                                 ------------        ------------      ------------

          Income before income taxes and
              cumulative effect of change in
              accounting principle                                  7,936,143           2,288,155         1,795,389

    Income tax provision                                            1,727,000             742,902           247,059
                                                                  -----------        ------------      ------------

          Income before cumulative effect of
              change in accounting principle                        6,209,143           1,545,253         1,548,330

Cumulative effect at January 1, 1993 of change
    in accounting for income taxes <F8>                               -                   -                 375,120
                                                           ------------------  ------------------      ------------

          Net income                                           $    6,209,143           1,545,253         1,173,210
                                                                  ===========         ===========       ===========

Income per common share:
    Income before cumulative effect of change
       in accounting principle                                           1.20                0.23            0.04
    Cumulative effect of change in accounting
       principle                                                        -                   -               (0.07)
                                                                      -------             -------           ------


          Net income (loss) per common share
              <F15>                                                      1.20                0.23           (0.03)
                                                                         ====                ====           ======


See accompanying notes to consolidated financial statements.


                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                  Consolidated Statements of Stockholders' Equity
                                                (In U. S. Dollars)



                                                                                  Retained               Total
                                                          Common                  Earnings          Stockholders'
                                                          Stock                   (Deficit)             Equity
                                                          -------                 ---------          ------------
Balances at January 1, 1993                              $  10,003,365            (844,918)            9,158,447

    Net income                                                 -                 1,173,210             1,173,210
    Redeemable preferred stock dividends                       -                  (650,000)             (650,000)
    Accretion of redemption premium
       on preferred stock                                      -                  (451,500)             (451,500)
    Redemption of stock                                     (9,999,999)            786,698            (9,213,301)
    Redemption premium on preferred
       stock paid at redemption                                -                  (211,578)             (211,578)
    Issuance of common stock                                13,548,665             -                  13,548,665
    Accretion of redemption premium
       on redeemable common stock                              -                   (17,558)              (17,558)
                                                    ------------------         -----------         -------------

Balances at December 31, 1993                               13,552,031            (215,646)           13,336,385

    Net income                                                 -                 1,545,253             1,545,253
    Accretion of redemption premium
       on redeemable common stock                              -                  (386,442)             (386,442)
                                                    ------------------          ----------          ------------

Balances at December 31, 1994                               13,552,031             943,165            14,495,196

    Net income                                                 -                 6,209,143             6,209,143
    Cash capital contribution                                2,718,428             -                   2,718,428
    Redemption of stock                                    (16,270,459)            -                 (16,270,459)
    Issuance of common stock                                16,270,459             -                  16,270,459
    Accretion of redemption premium
       on redeemable common stock                              -                  (226,438)             (226,438)
                                                    ------------------          ----------          ------------


Balances at December 31, 1995                           $   16,270,459           6,925,870            23,196,329
                                                            ==========           =========            ==========

See accompanying notes to consolidated financial statements.


                                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                                (In U. S. Dollars)

                                                                                Years ended December 31,

                                                                          1995              1994            1993
                                                                          ----              ----            ----
Cash flows provided (used) by operating activities:
    Net income                                                       $   6,209,143        1,545,253       1,173,210
    Adjustments to reconcile net income to net cash
       provided by (used) operating activities:
          Depreciation and amortization                                  2,417,583        1,954,699       1,996,674
          Allowance for doubtful trade accounts receivable                 (45,103)         146,241         (30,163)
          Allowance for excess and obsolete inventory                      608,777          647,719         214,871
          Deferred income taxes, net                                     1,364,407          -               -
          (Gain) loss on disposal of equipment                              (2,414)          56,789          48,649
          Change in assets and liabilities:
              Increase in trade accounts receivable                     (3,040,022)      (2,502,993)     (2,095,569)
              Increase in other receivables                                (63,526)         (80,757)       (319,018)
              Increase in inventories                                   (3,093,396)      (1,661,107)     (1,880,745)
              (Increase) decrease in prepaid expenses                     (438,953)        (111,611)        126,814
              (Increase) decrease in other assets                           39,396          111,214         (83,641)
              Increase (decrease) in accounts payable                      (99,007)       4,079,246      (3,024,458)
              Increase (decrease) in accrued expenses, related
                 party, and taxes payable                                  723,468         (270,169)        555,634
              Decrease in other liabilities                                (33,486)         (24,821)        (23,856)
                                                                       -----------    -------------   -------------

                    Net cash provided (used) by operating
                    activities                                           4,546,867        3,889,703      (3,341,598)
                                                                      ------------   --------------   -------------

Cash flows provided (used) by investing activities:
    Purchase of property, plant and equipment                           (3,572,668)      (2,188,736)     (1,444,195)
    Proceeds from disposal of equipment                                     16,771          242,968         272,261
                                                                       -----------    -------------    ------------

                    Net cash used by investing activities               (3,555,897)      (1,945,768)     (1,171,934)
                                                                         ---------      -----------     -----------

Cash flows provided (used) by financing activities:
    Repayments of debt due to a related party                              -               (191,007)       (291,539)
    Net increase (decrease) in notes payable                             2,000,000      (10,300,000)      6,300,000
    Proceeds from notes payable for reorganization                                         -      -      20,011,229
    Repayment of notes payable for reorganization                          -                -           (20,011,229)
    Proceeds from issuance of long-term debt                             8,394,341       10,400,000         -
    Repayment of long-term debt                                         (8,366,666)      (1,166,666)       (583,334)
    Principal repayments of capital lease obligations                     (564,988)        (547,256)       (433,962)
    Payments to stockholders under reorganization                          -                -           (11,610,589)
    Proceeds from issuance of subordinated debentures                      -                -             2,044,558
    Proceeds from capital contributions                                  2,718,428          -             9,566,031
    Payments of preferred stock dividends                                  -                -              (780,000)
    Redemption of redeemable common stock                               (4,018,444)         -               -
    Payment under reorganization agreement                                 -                  -            (250,000)
                                                                  -----------------------------------  ------------

                    Net cash provided (used) by financing
                    activities                                             162,671        (1,804,929)     3,961,165
                                                                     -------------------------------  -------------

Net increase (decrease) in cash and cash equivalents                     1,153,641          139,006        (552,367)

Cash and cash equivalents, beginning of year                             1,694,987        1,555,981       2,108,348
                                                                         ---------      -----------     -----------

Cash and cash equivalents, end of year                               $   2,848,628        1,694,987       1,555,981
                                                                         =========      ===========     ===========

Non-cash transaction -
          Equipment acquired under capital lease obligations         $     -                -               900,531

See accompanying notes to consolidated financial statements.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

<F1>     Organization and Basis of Presentation

         Company Formation

         Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") provide contract assembly services and turnkey manufacturing services to customers primarily located in the United States and Canada. The Company manufactures products mainly for companies in the electronics industry as well as in the electromechanical, avionics, and medical industries. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Nuevo Laredo, Guadalajara, and Delicias, Mexico. Although the organizational structure of Elamex has changed during the period, the business has operated under the control of substantially the same investor group since May 1990.

         The Company is owned by Accel, S.A. de C.V. (Accel) and a non-bank subsidiary of Grupo Financiero Serfin. As presented in these financial statements, the Company was formed effective October 1, 1995 (the "Effective Date") by means of a merger transaction between the predecessor to Elamex and its parent holding company, Elamex Internacional, S.A. de C.V. ("Internacional"). The merger has been accounted for in a manner similar to a pooling of interests due to common control of the merged entities. As part of the merger transaction, the stock of Elamex, S.A. de C.V. was canceled and replaced by shares issued to Internacional's stockholders proportionate to their ownership interest. Internacional's stock was subsequently canceled.

         Under a prior agreement, further described in note 9, the Company was obligated to repurchase 1,060,197 shares of minority-held common stock of the Company, at a designated price. All of this redeemable common stock was purchased by Internacional for $4,018,444 by September 1995.

         Basis of Presentation

         These financial statements and accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex. The consolidated financial statements include the financial position as of December 31, 1995 and 1994 and results of operations for the three years ended December 31, 1995 of:

              o Elamex Internacional, S.A. de C.V. (formerly Bujes de Bronce) whose assets and liabilities were merged into Elamex on the Effective Date.

              o Elamex, S.A. de C.V. (formerly known as Kronoservices, S.A. de C.V.), a wholly-owned subsidiary of Internacional prior to the Effective Date (note 9).

              o   Servicios  Administrativos  Elamex, S.A. de C.V. (Servicios) a
                  wholly-owned   subsidiary  of   Internacional   prior  to  the
                  Effective Date; now wholly owned by Elamex.

              o Kronos, Inc., a subsidiary of Internacional prior to the Effective Date and now wholly-owned by Elamex (note 9).

         These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and all monetary amounts are presented in U.S. dollars. All material intercompany transactions have been eliminated.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F1>     Organization and Basis of Presentation, Continued

         Management Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

<F2>     Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos, of approximately $73,000 and $180,000, at December 31, 1995 and 1994, respectively, and deposits denominated in U.S. dollars of approximately $2,426,000 and $515,000 in December 31, 1995 and 1994, respectively, in U.S. banks. The Company had approximately $350,000 and $1,000,000 of short-term repurchase agreements, denominated in U.S. dollars, deposited in offshore branches of U.S. and Mexican banks at December 31, 1995 and 1994, respectively.

         Foreign Currency Translation

         The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates.
         Gains and losses on foreign currency transactions and translation of balance sheet amounts are reflected in net income. Included in "other" on the accompanying consolidated statements of operations are foreign exchange gains (losses) of $238,545, $950,004, and $(66,395) for the years ended December 31, 1995, 1994, and 1993, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain cash deposits in Mexican banks, certain Mexican tax receivables and payables, and certain trade payables and accrued expenses. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are translated at the rates in effect at the time the relevant transaction was recorded and all other assets and liabilities are translated at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are translated at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in U.S. dollars at the translation rate published in the Diario Oficial de la Federacion (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period-end:
                                                     1995                 1994
                                                     ----                 ----
         Cash and cash equivalents              $     73,000            180,000
         Other receivables                           585,491            613,566
         Prepaid expenses                            363,796            131,795
         Other assets, net                            42,905             23,951
         Accounts payable                           (101,662)          (110,376)
         Accrued expenses                           (961,973)        (1,665,346)
         Other liabilities                          (598,257)          (215,450)
                                                   ----------         ----------

         Net foreign currency position          $   (596,700)        (1,041,860)
                                                   ==========          =========



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F2> Summary of Significant Accounting Policies, Continued

         Foreign Currency Translation, Continued

         In addition, the Company has recorded a net deferred tax liability pursuant to FAS 109, Accounting for Income Taxes (note 8). The recorded amount of $1,364,407 represents the net dollar denominated value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

         Foreign Exchange Instruments

         Occasionally, the Company enters into forward exchange contracts to hedge foreign currency transactions. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. As of December 31, 1994, the Company had an outstanding commitment to sell $3,000,000 U.S. dollars for Mexican Pesos at an exchange price of approximately $3.50 pesos to the U.S. dollar. The market exchange rate at December 31, 1994 was approximately $5.00 pesos to the U.S. dollar. The forward contract to purchase Mexican Pesos was specifically designated by management and is effective as a hedge. The Company was contractually obligated to purchase Pesos to meet future payroll obligations and the Company had sufficiently large disincentives for nonperformance of payroll obligations for the transaction to qualify as a hedge transaction. The loss of approximately $1,060,000 on this contract, is recorded in cost of sales and general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1995. The Company had no open hedge contracts at December 31, 1995.

         Effective January 1995, the Company has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the shorter of related lease terms or estimated useful lives of the assets. The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and betterments.

         Contract Rights

         Included in other assets, at amortized cost, are purchased contract rights to manufacture selected products. The purchased contract rights are amortized on a straight-line basis over the expected life of the contract. Contract rights were purchased for $855,256 and accumulated amortization of these contract rights was $719,501 and $556,595 at December 31, 1995 and 1994, respectively.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F2>     Summary of Significant Accounting Policies, Continued

         Earnings per Share

         Earnings per share of common stock was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities in the amounts of $226,438, $386,442, and $1,330,636 for the years ended December 31, 1995, 1994, and 1993 respectively.

         Income Taxes

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109) and has reported the cumulative effect of that change in the method of accounting for income taxes since that time. FAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing  assets  and  liabilities  and  their  respective  tax  basis.
         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Provision for taxes is made based upon the applicable tax laws of Mexico. In conformity with FAS 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from Pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican purposes or exchange rate changes.

         Revenue Recognition

         Turnkey contract sales are recognized at the time the order is shipped. Sales from contract assembly services are recognized over the contract period and billed weekly as services are provided.

         Employees' Statutory Profit Sharing

         Aprovision, when material, for deferred employees' statutory profit sharing is computed on income subject to statutory profit sharing which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit sharing and book purposes.

         Postretirement Benefits

         Employees are entitled to certain benefits upon retirement after fifteen years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F2>     Summary of Significant Accounting Policies, Continued

         Fiscal Year

         The Company uses thirteen-week quarters ending on a Sunday except that the first quarter starts on January 1 and the fourth quarter ends on December 31.

         Accounting for Asset Impairment

         During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FAS 121). The Company is required to adopt FAS 121 in the fiscal year beginning January 1, 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

         Accounting for Stock-Based Compensation

         During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). The Company is required to adopt FAS 123 upon issuance of shares under stock-based compensation plans. FAS 123 defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting. The statement also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company has not issued any shares under their Executive Phantom Stock Plan (note 11). However, the Company does not believe FAS 123 will have any significant impact on its financial statements at the time of adoption.

         Financial Instruments

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value of a financial instrument is generally the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, approximated fair value as of December 31, 1995 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated the fair value as of December 31, 1995, as interest on a significant portion of debt floats with market rates and based upon quoted market prices for the same or similar debt issues.

         The fair value of amounts due from related parties and subordinated debentures are not practicably estimable as these transactions are not directly governed by market conditions and rates.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F3>     Inventories

         Inventories consist of the following:



                                                   1995                 1994
                                                   ----                 ----

Raw materials                                  $  8,717,922           8,822,045
Work-in-process                                   2,286,032             541,392
Finished goods                                    1,825,595             372,716
                                                 ----------           ---------
                                                 12,829,549           9,736,153

Reserve for excess and obsolete inventory        (1,471,367)           (862,590)
                                                ------------          ----------
                                                11, 358,182           8,873,563
                                                ===========           =========

         The reserve for excess and obsolete inventory is charged against cost of sales and was increased by $608,777 and $647,719 for the years ended December 31, 1995 and 1994, respectively.

<F4>    Property, Plant and Equipment

         A summary of property, plant and equipment, all of which is located in Mexico, is as follows:

                                    Estimated
                                  Useful Lives
                                     (Years)          1995             1994
                                  ------------        ----             ----

         Land                          -          $  4,711,793        4,711,793
         Buildings                     20           10,556,598       10,452,855
         Machinery and equipment     3 - 10         16,678,864       13,642,502
         Leasehold improvements         5              755,357          529,820
         Vehicles                       5              111,400           92,718
                                                  ------------     ------------

                                                    32,814,012       29,429,688
              Less accumulated depreciation
                 and amortization                    8,791,284        6,745,435
                                                   -----------      -----------
                                                  $ 24,022,728       22,684,253
                                                  ============       ==========

         Included in property, plant and equipment is $3,371,054 of machinery and equipment under capital leases and $2,460,524 and $2,091,764 in related accumulated amortization at December 31, 1995 and 1994, respectively.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F5>     Notes Payable

         At December 31, 1995, Elamex had available short-term credit facilities with two banks. One revolving line of credit available for up to $7,000,000 bears interest at LIBOR plus 3.125% at the date of funding (9.06% at December 31, 1995), and matures on April 23, 1996. At December 31, 1995, the Company had drawn $2,000,000 on this credit facility, resulting in availability of $5,000,000. The Company anticipates renewing this credit facility upon maturity. The line is secured by selected eligible accounts receivable. The other line of credit, for up to $2,000,000, had an adjusted interest rate of 9.44% at December 31, 1995. The availability under this line of credit is reduced by a letter of credit of $200,000. The line is secured by certain equipment. Promissory notes under the lines of credit are renewable, with adjusted interest rates, and are due 90 days or 180 days after issuance. Interest on the promissory notes is payable at each note maturity. As discussed in note 15, the Company paid notes payable outstanding at December 31, 1995 during the first quarter of 1996.

<F6>     Long-Term Debt

         All long-term debt is denominated in U.S. dollars and consists of the following at December 31:

                                                             1995        1994
                                                             ----        ----

          Note payable to bank,  adjusted interest
          rate  of  11%  at  December   31,  1995,
          payable   in    semi-annual    principal
          installments of $583,333, plus interest,
          due May 26,  1999.  Secured  by stock of
          Subsidiaries and Elamex de Torreon, S.A.
          de  C.V.,  a  related  entity.  The bank
          holds a trust  guaranty  in the land and
          buildings of three locations.                $ 4,083,333     5,250,000

          Note payable to bank,  interest at prime
          plus 1/2% (9.25% at December 31,  1995),
          payable    in    quarterly     principal
          installments of $275,000, plus interest,
          due December 15, 1999.  The bank holds a
          trust  guaranty in the land and building
          of three locations.                          $ 4,400,000     5,500,000


          Committed  revolving  notes payable on a
          $10 million  committed line of credit to
          a bank,  interest  at  prime  plus  1/2%
          (9.25%  average  rate  at  December  31,
          1995) due upon  expiration of term notes
          which are renewable at the option of the
          Company in 180-day intervals through May
          1,  1998.   Secured  by  trade  accounts
          receivable.  Commitment  fees of 1/4% of
          unfunded balance are due quarterly.          $ 5,200,000     4,900,000

          Note payable to a financing corporation,
          interest at 13.64%, payments of $56,222,
          including principal, are payable monthly
          through  August  30,  1999.  Secured  by
          certain equipment.                           $ 1,994,342         -
                                                        ----------     ---------
         Total long-term debt                           15,677,675    15,650,000
         Less current installments                       2,691,054     2,266,667
                                                       -----------    ----------
         Long-term debt, excluding current             $12,986,621    13,383,333
         installments                                  ===========    ==========



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F6>     Long-Term Debt, Continued

         As of December 31, 1995, the remaining aggregate maturities of long-term debt are: $2,691,054 in 1996; $2,754,420 in 1997; $8,026,317 in 1998; and $2,205,884 in 1999. These debt agreements place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limits investments or advances in other companies, limits the incurrence of debt, and requires the Company to maintain certain financial ratios and insurance coverage. Interest payments on the notes payable and long-term debt were $2,085,530, $1,267,235, and $986,686 for the years ended December 31, 1995, 1994, and 1993, respectively.

         As discussed in note 15, the Company paid approximately $13,700,000 of its outstanding long-term debt during the first quarter of 1996. The long-term debt which was not paid-off represents the note payable to a financing corporation, due August 30, 1999. The remaining aggregate payments due on this note payable at December 31, 1995 are: $424,387 in 1996; $487,753 in 1997; $559,651 in 1998, and $522,551 in 1999.

<F7>     Leases

         The Company utilizes certain machinery and equipment and occupies certain buildings under lease arrangements which expire at various dates from 1996 through 1999, some of which have renewal options for additional periods. Rental expense for certain manufacturing and warehouse facilities, mainly for operating lease agreements, aggregated $1,689,425, $2,114,578, and $2,219,399 for the years ended December 31,
         1995, 1994, and 1993, respectively. Interest payments on capital leases were $90,599, $146,357, and $155,636, respectively.

         Future minimum lease obligations at December 31, 1995 for assets under capital leases and for rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year are as follows:

                                                            Capital    Operating
           Year ended December 31,                           Leases      Leases
           -----------------------                           ------     --------
           1996                                           $  570,816  $2,323,575
           1997                                              167,504   2,124,363
           1998                                               47,217   1,832,541
           1999                                                -       1,304,190
           2000                                                -       1,082,639
                                                            --------   ---------

           Total minimum obligations                         785,537  $8,667,308
                                                                       =========
             Less amounts representing interest
               (3.5% to 13.25%)                               38,920
                                                            --------

           Present value of net minimum lease obligations    746,617
             Less current obligations under capital leases   565,555
                                                             -------
           Capital lease obligations, excluding current
             obligations                                    $181,062
                                                            ========



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F7>      Leases, Continued

         The Company leases manufacturing facilities to unrelated parties under operating lease agreements which expire in 1999. The Company pays certain taxes on the properties and provides for its general maintenance. Included in property, plant and equipment at December 31, 1995 and 1994 is the cost of the land and the building of $1,717,505 and the related accumulated depreciation of $210,607 and $174,876, respectively.

         Rental income was $501,370, $300,047, and $336,792 for the years ended December 31, 1995, 1994, and 1993, respectively. The future minimum rental income to be received under these operating leases in the following years are: $633,040 in 1996, $445,138 in 1997; $105,600 in
         1998; and $17,600 in 1999.

<F8>     Income Taxes

         As discussed in note 2, the Company adopted FAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $375,120, determined as of January 1, 1993, is reported separately in the consolidated statement of operations for the year then ended.

         Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations which define deductibility of expenses and recognize certain effects of inflation.

         The tax provision differs from the expected tax rate of 34% in 1995 and 1994 and 35% in 1993 on taxable income as follows:

                                                   1995       1994         1993
                                                   ----       ----         ----

          Statutory tax rate                       34.0%      34.0%       35.0%
          Foreign currency gains or losses not
             subject to income taxes               (1.0)%    (14.1)%       1.3%
          Kronos income not subject to tax (i)     (1.2)%    (10.2)%     (40.4)%
          Non-deductible expenses                   2.1%       3.5%        4.7%
          Inflation and currency exchange rate
             gains or losses on monetary items
             for tax purposes only (ii)            (2.7)%     (1.1)%     (16.6)%
          Inflation and currency exchange rate
             portion of depreciation expense for
             tax purposes only                      2.4%      (4.3)%      (7.6)%
          Deferred income tax valuation reserve
             adjustment (iii)                     (11.8)%     24.7%       37.4%
                                                   ------     -----        ----
                                                   21.8%      32.5%       13.8%
                                                   ====       ====        =====



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F8>     Income Taxes, Continued

         Significant  items impacting the Company's  effective tax rate include:
         (i) Kronos, Inc. is a British Virgin Islands Corporation and its income is not subject to income taxes; (ii) under Mexican tax laws, inflation and currency exchange rate adjustments are required for income tax purposes; and (iii) in prior years, the Company generated net operating loss carryforwards which could not be utilized due to the tax structure of the Company. The Company, effective in 1995, was permitted to file a consolidated income tax return which resulted in the expectation that the Company would realize these deferred tax assets and thereby reduced the valuation reserve for these deferred income tax assets.

         The income tax provision (benefit) includes the following:

                                               1995      1994         1993
                                               ----      ----         ----

           Current tax provision            $  363,000  742,902     622,179
           Deferred tax provision (benefit)  1,364,000    -        (375,120)
                                             ---------  -------    ---------

              Total provision for
                 income taxes               $1,727,000  742,902     247,059
                                            ==========  =======     =======


        Total income taxes paid were $379,000, $449,000, and $386,000 in December 31, 1995, 1994, and 1993, respectively.

        The  tax  effect  of  significant  temporary  differences   representing
         deferred tax assets and liabilities are as follows:

                                                            1995        1994
                                                            ----        ----
         Current deferred tax assets:
            Assets tax carryforwards                      $  981,623      -
            Net operating loss carryforwards               4,181,765  2,729,759
            Other, net                                       249,960    287,252
                                                          ----------  ----------

                                                           5,413,348  3,017,011
         Current deferred tax liabilities -
            Inventories                                   (5,413,348)(3,017,011)
                                                          ----------- ----------

                   Net current deferred tax asset         $    -         -
                                                          ===========  =========

         Non-current deferred tax assets:
            Assets tax carryforwards                      $   77,292  1,434,960
            Net operating loss carryforwards                   -      1,232,042
                                                          ----------  ----------

                                                              77,292  2,667,002
            Valuation allowance                                -     (1,239,388)
                                                          ---------- -----------

                                                              77,292  1,427,614
         Non-current deferred tax liabilities -
            Property, plant and equipment, principally
              due to differences in useful lives          (1,441,699)(1,427,614)
                                                          ----------- ----------

                 Net non-current deferred tax liability  $(1,364,407)     -
                                                         ============ ==========



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F8>     Income Taxes, Continued

         Avaluation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A reserve for certain deferred tax assets, resulting from certain assets tax carryforwards and net operating loss carryforwards, of $-0-, $1,239,388, and $670,602, has been provided at December 31, 1995, 1994, and 1993, respectively. During the year ended December 31, 1995, the reserve recorded at December 31, 1994 was reversed as a result of the generation of deferred tax liabilities available to offset deferred tax assets and expectation of future realizability of deferred tax assets.

         The assets tax paid, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year, for ten years following the payment of the tax. These assets tax carryforwards as of December 31, 1995 expire as follows, if not previously utilized to offset taxable income:

                           1999                                   $       63,000
                           2000                                           89,000
                           2001                                           53,000
                           2002                                          138,000
                           2003                                          213,000
                           2004                                          193,000
                           2005                                          310,000
                                                                      ----------
                                                                    $  1,059,000
                                                                    ============

         At December 31, 1995, certain of the Mexican companies within the consolidation had tax net operating loss carryforwards that can be utilized only by the Mexican company which incurred the losses. These net operating loss carryforwards may be adjusted for inflation. These tax net operating loss carryforwards, as adjusted for inflation, expire as follows, if not previously utilized to offset taxable income:

                           2001                                    $     544,000
                           2002                                          683,000
                           2003                                          547,000
                           2004                                        2,061,000
                           2005                                          347,000
                                                                      ----------
                                                                    $  4,182,000
                                                                    ============

         The Company has received authorization to file a consolidated tax return with its majority stockholder commencing in 1995. Effective for 1995, a tax sharing agreement has been entered into between the majority stockholder, Accel S.A. de C.V., and Elamex whereby Elamex agrees to transfer monthly an amount equal to its estimated payment, less credits, which would be required by the Mexican tax authority calculated as if they were filing a separate return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F9>     Redeemable Stock - Preferred and Common

         Effective December 9, 1993, the stockholders of Kronos, Inc. and Kronoservices, S.A. de C.V. restructured their operations. As part of the restructuring, Kronoservices changed its name to Elamex, S.A. de C.V. and transferred the operations of Kronos, Inc. to Elamex, S.A. de C.V. during 1993 and 1994. A change in ownership did not occur and these transactions were recorded at historical carrying amounts.

         As part of the December 9, 1993 restructuring, Elamex, through its subsidiaries, borrowed $20,011,229 from a bank. These funds were paid to its stockholders to redeem their preferred and common stock and pay dividends, and reinvested by the stockholders as follows:

                                                        Redemption  Reinvestment
                                                        ----------  ------------
         Minority-held Elamex redeemable common stock   $ 1,842,661      -
         Minority-held Elamex redeemable preferred stock  3,339,405      -
         Elamex Internacional's individual stockholders
            holding of Elamex redeemable preferred stock  6,428,523      -
                                                        -----------

               Payments to stockholders                  11,610,589      -

         Reinvestment in Elamex common stock by
            minority stockholder                            -          3,388,006
         Reinvestment in Elamex common stock by
            Elamex Internacional's individual
            stockholders                                    -          6,178,025
                                                        -----------

               Total equity reinvestment                    -          9,566,031
                                                        -----------

         Subordinated debentures:
            Minority stockholders                           -          1,794,060
            Other stockholders                              -            250,498
                                                                      ----------

               Total subordinated debentures                -          2,044,558

         Elamex Internacional for Elamex common stock     7,370,640    7,370,640
                                                          ---------    ---------
                                                         18,981,229   18,981,229

         Preferred stock dividends and payment under
            redemption agreement                          1,030,000        -
                                                          ---------    ---------

                                                        $20,011,229   18,981,229
                                                        ===========   ==========

         Effective December 9, 1993, all of the redeemable preferred stock (12% cumulative) $100 par value, was redeemed by the Company. The stock consisted of 30,000 Class A shares, 16,500 Class B shares and 18,500 Class C shares. Dividends of $650,000 were accrued through October 31, 1993. The provisions of the Class B and Class C shares included a premium to be paid upon redemption and $451,500 of the premium was accreted through the redemption date. An additional premium of $211,578 was also paid upon redemption. The total paid for the redemption was approximately $9,767,928.




                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F9>     Redeemable Stock - Preferred and Common, Continued

         An  agreement  was  entered  into  as  part  of the  December  9,  1993 restructuring whereby Elamex was required, if and when its minority-held common stock was distributed to individuals, to repurchase up to 1,060,197 shares of common stock upon the death, disability or, under certain conditions, upon an involuntary termination of certain individuals. This agreement was formalized and revised on March 9, 1995 whereby Elamex was obligated to repurchase these shares of minority-held common stock over the next six years. The repurchase of these redeemable shares was accelerated and by September 1995, all minority-held stock was purchased by Internacional for $4,018,444. The repurchase of the minority held stock was paid for by a loan from Elamex to Internacional of $1,300,016 and a capital contribution from Accel to Internacional of $2,718,428.

        A summary of these transactions follows:


                                                 Redeemable           Redeemable
                                                 Preferred             Common
                                                   Stock                Stock
                                                   -----                -----
                                                                         -
Balances at January 1, 1993                      $9,484,850
                                                                         -
         Preferred stock dividends                 650,000
         Payment of Preferred stock dividends     (780,000)              -
         Accretion of redemption premium on
           preferred stock                                               -
                                                   451,500
         Redemption of preferred stock          (9,767,928)              -
         Redemption premium on preferred stock
           paid upon redemption                    211,578
         Cash payment under redemption agreement  (250,000)              -
         Issuance of common stock
                                                      -               3,388,006

         Accretion of redemption premium on
         redeemable common stock                      -                  17,558
                                                 -----------
Balances at December 31, 1993                         -               3,405,564
         Accretion of redemption premium on
          redeemable common stock                     -                 386,442
                                                 -----------         ----------
                                                      -               3,792,006
Balances at December 31, 1994
         Accretion of redemption premium on
         redeemable common stock                      -                 226,438
         Redemption of common stock                   -              (4,018,444)
         (September 1995)                        ------------        ----------

Balances at December 31, 1995                    $    -                   -
                                                 =============       ==========




                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               (In U.S. Dollars)


<F10>    Stockholders' Equity

         In connection with the December 9, 1993  reorganization  of the Company
         as  discussed  in  note  9,  the  Company   completed   the   following
         stockholders' equity transactions:

           o The Company authorized and issued, effective December 9, 1993, for $13,548,665, 4,239,796 shares of Elamex's approximately $3.20 (ten Mexican Pesos, based upon the effective exchange rate at that time) par value common shares. A total of 4,240,796 shares were outstanding at December 31, 1993 and 1994. Elamex may legally authorize an unlimited amount of common shares upon stockholder approval.

           o The Company redeemed $9,999,999 of common stock on the books of Kronos for $9,213,301, effective December 9, 1993.

         A summary of the reorganization transactions follows:

              Issuance of common stock of Elamex                  $  13,548,665
              Issuance of redeemable common stock of Elamex           3,388,006
                                                                    -----------

                                                                     16,936,671
              Issuance of subordinated debentures (note 13)           2,044,558
                                                                    -----------

                                                                  $  18,981,229
                                                                  ==============
              Redemption of preferred stock of Kronos            $    9,767,928
              Redemption of common stock of Kronos                    9,999,999
              Discount on redemption of common stock                   (786,698)
                                                                    ------------
                                                                  $  18,981,229
                                                                  ==============

         As part of the merger transaction between Internacional and Elamex on October 1, 1995, the stock of Elamex, S.A. de C.V. was cancelled and replaced by 5,000,000 shares issued to Internacional's stockholders proportionate to their ownership interest; Internacional's stock was cancelled. The merged corporation is organized under the laws of Mexico as a sociedad anomina de capital variable.




                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F10>    Stockholders' Equity, Continued

         Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the thirty trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. Although the variable capital common stock is redeemable by the terms described above, such shares have been classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise the option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

         Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican tax law, are subject to an effective 34% tax rate payable by the Company. No dividends on common stock were paid by the Mexican companies in 1995, 1994, or 1993.

         The Mexican Law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 1995 was approximately $29,800 (229,000 Pesos). An additional allocation may be made to the legal reserve at the annual stockholders' meeting. Retained earnings available for dividends under Mexican law at December 31, 1995 was $6,896,070. However, debt agreements place certain restrictions on the payment of dividends (note 6).

         Common Stock Offering

         On December 15, 1995, the stockholders of Elamex, S.A. de C.V., at an extraordinary stockholders meeting, approved an amendment and restatement of the bylaws of Elamex, S.A. de C.V. which included the following: (i) elimination of par value of all shares; (ii) a transfer of all the variable capital of Elamex, S.A. de C.V. to fixed capital (5,000,000 shares); (iii) authorization for issuance of up to 3,000,000 shares of common stock constituting fixed capital (for the offering);
         (iv) authorization of 15,000,000 shares constituting variable capital (which will be held by Elamex, S.A. de C.V. as treasury stock and is expected to be sold, from time to time, at the market price prevailing at such time as authorized by the Board of Directors); (v) and a provision requiring a motion at each annual stockholders' meeting to allow the stockholders to designate up to 15% of each year's net profits as reserved for repurchase and cancellation of publicly-traded common shares outstanding.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F10>    Stockholders' Equity, Continued

         Common Stock Purchase Restrictions and Preemptive Rights

         Any person who seeks to acquire ownership of 15% or more of the total outstanding shares of the Company's common stock must receive written consent from the Company's Board of Directors. Should shares in excess of 15% be acquired without permission, the purchaser will be subject to liquidated damages which will be used by the Company to repurchase stock in excess of the 15% ownership limitation. In addition, in the event that the Company issues additional shares, existing stockholders will have preemptive rights to subscribe for new shares, except when shares are issued in connection with a merger or for the conversion of convertible debentures. The 15,000,000 shares of variable capital authorized on December 15, 1995 are not subject to preemptive rights.

         Preferred Stock

         As part of the December 15, 1995 amendment and restatement of the Company's bylaws, the Company's Board of Directors, at its discretion, can issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The Board may attach any preferences, rights, qualifications, limitations, and restrictions to the shares of each series issued, including dividend rights and rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. The shares may be issued at no par value or at a par value determined by the Board of Directors. No shares of preferred stock have been issued as of December 31, 1995.

<F11>    Executive Phantom Stock Plan

         During 1995, the Company adopted an Executive Phantom Stock Plan (the "Plan") which offers certain key executives of the Company and related entities long-term incentives in addition to their current compensation. Participants receive benefits expressed in shares of common stock, but which are not actual shares of common stock ("Phantom Stock Shares"). The Company will keep a record of the amount of Phantom Stock Shares held by each Participant. Each Participant will be credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrue interest at the short-term money market rate published by the Chase Manhattan Bank, N.A. The accrual of dividends and interest ceases to a Participant upon termination of the Participant's employment with the Company. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. As of December 31, 1995, there were no Participants in the Plan and no Phantom Stock Shares had been issued under this Plan.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F12>    Major Customers

         The Company has agreements which provide for the sale of its assembly services and turnkey manufacturing at established prices. The Company's business is dependent on one- to five-year agreements which are subject to termination or renewal.

         Certain  customers   accounted  for  significant   percentages  of  the
         Company's total sales during the periods ended as follows:

                                                               December 31,
      Customer              Products and Services           1995  1994  1993
      --------              ---------------------           ----  ----  ----

      Polaroid Corp.   Flexible and rigid circuit boards/
                         component assembly                  23%   24%    28%
      Black and Decker Printed circuit boards and final
                          assembly                           18%   17%    12%
      Xircom           Printed circuit boards and cable      16%   16%     6%
      Lockheed Martin  Printed circuit boards and cable       1%    3%    11%


<F13>    Related Party Transactions

         The Company engages in various transactions in the ordinary course of business with its stockholders and other related parties. A summary of significant related party transactions follows:

              o As part of the 1993 reorganization and recapitalization discussed in notes 1 and 10, the Company issued approximately $2,045,000 of subordinated debentures to certain stockholders of the Company. Interest at 7% is payable semi-annually and principal is payable $300,000 on January 15, 1997, $300,000 on January 15, 1998, $250,498 on December 8, 1998, $600,000 on
                  January 15, 1999, and $594,060 on January 15, 2000. Principal is subject to acceleration under certain circumstances, including a public offering of the Company's common stock (note 15).

              o The Company acquired the right to manufacture selected products in 1991 from a stockholder in exchange for a note payable. Monthly installments of $28,000, including principal and interest at 11%, were paid through July 1994 for these rights. The Company paid approximately $189,000 and $297,000 in principal and $7,000 and $39,000 in interest on this debt during 1994 and 1993, respectively.

              o The Company also leases a manufacturing facility from this stockholder, which resulted in rent expense of approximately $234,000, $238,000, and $251,000 at December 31, 1995, 1994,
                  and 1993, respectively.

              o The Company leases three manufacturing facilities from companies which are owned by a related party. Included in rent expense are rental payments under these leases of approximately $833,000, $968,000, and $828,000 during December 31, 1995, 1994, and 1993, respectively.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F13>        Related Party Transactions, Continued

         o Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican company, the Mexican company is required to submit its budget annually to the Board of Directors of Elamex for approval. At December 31, 1995, 1994, and 1993, the Mexican company had sales to Elamex of $1,834,711, $2,678,720, and $2,302,242, respectively.  Elamex had a payable to the Mexican  company of
                  $53,629  and   $82,110,   at  December   31,  1995  and  1994,
                  respectively.

         o A U.S. corporation owned by certain executives and senior management of the Company exclusively provides professional services to Elamex. Under the service agreement, the U.S, corporation is obligated to submit its annual budget to the Board of Directors of Elamex for approval. At December 31, 1995, 1994, and 1993, this company provided services to Elamex for $2,207,941, $2,335,727, and $1,766,578, respectively.
                  Elamex had payables to this company of $102,495 and $123,829, at December 31, 1995 and 1994, respectively.

         o The Company paid consulting fees, consisting of tax advice and return preparation, and other administration services, of approximately $280,000, $191,000, and $174,000 during December 31, 1995, 1994, and 1993, respectively, to companies which are related parties.

         o The Company purchases insurance through an insurance broker that is a related party. Premiums paid approximated $175,000, $362,000, and $232,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

<F14>    Commitments and Contingencies

         The Mexican Federal Labor Law requires a severance payment for all permanent employees that are terminated by the employer. This payment is calculated on the basis of ninety days pay for termination anytime during the first year of employment, with an additional twelve days pay per year for each year of service thereafter. While most of the Company's Mexican assembly labor is hired under temporary labor contracts during the first two months of employment, the labor force is changed to permanent labor contracts after this period. The Company has agreements with many of its contract-assembly customers which require that the customers pay the severance costs incurred in the event that assembly contracts are terminated prior to their scheduled completion. In management's opinion, any severance costs incurred upon the termination of any manufacturing contracts would not be material.

         Seniority premiums to which employees are entitled upon retirement after fifteen years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $181,962 and $215,000 as of December 31, 1995 and 1994, respectively, which fully accrued for these seniority obligations. No significant seniority payments have been made through October 1, 1995.

         At December 31, 1995, the Company has an obligation to purchase inventory held by suppliers valued at approximately $1,300,000.




                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)


<F15>    Subsequent Events

         Public Offering

         Effective March 19, 1996, the Company completed a public offering of 2,400,000 shares of Class I, no par value, common stock. The shares are traded on the NASDAQ National Market. The total common stock outstanding after the offering is 7,400,000 shares. Upon completion of the offering, Accel remained as the majority stockholder; accordingly, Accel has the ability to elect a substantial majority of the Company's directors, subject to certain limitations, and will continue to control the Company.

         The net proceeds from the public offering, which totaled $18,900,000, net of expenses of $2,700,000, were used to pay-down approximately $15,900,000 of outstanding debt and subordinated debentures.

         Pro Forma Information and Supplementary Earnings per Share

         The following is pro forma data for the year ended December 31, 1995 as if the receipt of proceeds from the public offering occurred effective January 1, 1995. The financial data, as adjusted, assumes that net proceeds of $18,900,000 were used to retire outstanding debt of approximately $15,900,000, that net cash remaining, after the paydown of debt, was approximately $3,000,000, and that debt issue costs of approximately $65,000 were written-off. Pro forma amounts have not been audited. Pro forma earnings per share are computed assuming 7,400,000 shares of common stock were outstanding since January 1, 1995.

         The following table sets forth certain items from the statement of operations adjusted to give effect to the sale of common stock and application of proceeds therefrom, as if the sale of common stock occurred at January 1, 1995:

                                                      For the Year ended
                                                       December 31, 1995
                                                          (unaudited)
                                                      -------------------
                                                    Actual           As Adjusted
                                                    ------           -----------
              Total other income (expense)      $   (852,000)            640,000
              Income before income taxes        $  7,936,000           9,428,000
              Net income                        $  6,209,000           7,194,000
              Common shares outstanding            5,000,000           7,400,000
              Income per common share                $  1.20                0.94

Item 9.  Changes  in  and  Disagreements   with  Accountants  on  Accounting and
Financial Disclosure.

         Not applicable


Item 10.  Executive Officers of the Registrant

         The names, ages and positions of the Director and executive officers of the Company as of April 18, 1996 are as follows:

  Name                 Age                   Position
  ----                 ---                   --------
Eloy S. Vallina        58      Chairman of the Board of Directors
Federico Barrio        59      Vice Chairman of the Board of Directors
Jesus Alvarez-Morodo   49      Vice Chairman of the Board of Directors
Hector M. Raynal       42      President, Chief Executive Officer and Director
Salvador Almeida       39      Vice President-Finance, Chief Financial Officer
                                  and Secretary
Timothy A. Graves      42      Vice President-Sales and Marketing
David R. Crawford      59      Vice President-Manufacturing Operations
Wayne Rout             52      Vice President-Materials
Jesus E. Vallina       47      Director
Rafael Vallina         36      Director
Eduardo L. Gallegos    54      Director
Robert J. Whetten      53      Director
Jerry Neely            59      Director
Antonio Elias          47      Director
Charles H. Dodson      65      Director
Tomas de Leon          42      Statutory Auditor


Eloy S. Vallina

         Mr. Vallina has been Chairman of the Board of Accel and its predecessor, Grupo Chihuahua, S.A. de C.V., since its inception in 1979. Mr. Vallina has continued as Chairman of Ponderosa Industrial, S.A. de C.V. since its spin-off by Grupo Chihuahua. He is also chairman of Kleentex Corp., and an Advisory Director of Norwest Bank El Paso. Mr. Vallina was Chairman of Banco Comercial Mexicano, later Multibanco Comermex, one of Mexico's largest commercial banks at that time, from 1971 until its expropriation in 1982. He graduated with a B.A. in Business Administration from the Instituto Tecnologico y de Estudios Superiores de Monterrey.

Federico Barrio

         Mr. Barrio has been Vice Chairman of the Board of Elamex and its predecessor companies, or has held the functionally equivalent position, for 22 years and was a founding stockholder of the Elamex business. He is a partner in Constructora Lintel, a major developer of industrial and commercial buildings in Ciudad Juarez, and he has been Constructora Lintel's President since 1983. He has also been an Advisory Director of Norwest Bank El Paso since 1991. He has a B.S. in Industrial Engineering from the Chihuahua Technological Institute and an M.B.A. degree from the University of Chihuahua. Mr. Barrio was former Dean of Juarez Technological Institute and has 26 years of experience in industrial development and general contracting.

Jesus Alvarez-Morodo

         Mr. Alvarez-Morodo has been Vice Chairman of the Board of Elamex since 1995 and President and CEO of Accel since 1992. He has been a director of Elamex since 1990. Mr. Alvarez-Morodo has held various positions with Accel, and its predecessor, Grupo Chihuahua and its subsidiaries since 1982, including Vice

President from 1989 to 1992. He graduated from the Universidad Iberoamericana with a B.S. in Electromechanical Engineering and from the Sloan School of Management, M.I.T. with an M.S. degree in Management.

Hector M. Raynal

         Mr. Raynal has been President and Chief Executive Officer of Elamex since January, 1995. In 1994 he was the Director General of Pondercel S.A. de C.V., a pulp and paper manufacturer. From 1990 to 1994 Mr. Raynal directed the paper unit at Pondercel, and served as a director, vice president and secretary of Pondercel's U.S. marketing subsidiary. Mr. Raynal has held various positions with Accel and Grupo Chihuahua since 1983. He received a B.S. and M.S. in Electrical Engineering and an M.B.A from Stanford University.

Salvador Almeida

         Mr. Almeida has been Vice President-Finance & Chief Financial Officer of Elamex since 1990. Mr. Almeida has held various positions with Accel and Grupo Chihuahua since 1980. He is also a director on the Ciudad Juarez regional board of Banca Serfin. He received a B.S. in Chemical Engineering and an M.S. in Engineering Administration from New Mexico State University.

Timothy A. Graves

         Mr. Graves has been Vice President-Sales and Marketing of Elamex since 1993. From 1989 to 1993 he was Vice President of Sales and Marketing/Program Manager at Comptronix Corp. He received a B.S. in Corporate Finance from the
University of Alabama. Mr. Graves has 12 years of experience in contract electronics manufacturing.

David R. Crawford

         Mr. Crawford has been Vice President Manufacturing Operations of Elamex since August 1995. From 1987 to 1995 he was Director of Operations of the Allen Bradley Business Unit Electronic Components, a subsidiary of Rockwell International Corporation. Mr. Crawford has 35 years of experience in electronic assembly and components manufacturing from major manufacturing companies in the area. He received a B.S. from Purdue University.

Wayne Rout

         Mr. Rout has been Vice President-Materials for Elamex since 1988. Mr. Rout has 28 years of experience in manufacturing and materials. Mr. Rout has a B.S. degree from Brigham Young University. Mr. Rout holds the APICS, NAPM and IMMS certifications.

Jesus E. Vallina

         Mr. Vallina has been Director of Public Relations of Accel and its predecessor, Grupo Chihuahua, for the past 20 years. He is President of Constructora Inmobiliaria Las Americas, S.A. de C.V., and a Director of Kleentex Corp. He is also an Advisory Director of Norwest Bank El Paso. Mr. Vallina is a graduate of the University of Texas at El Paso, where he received a degree in Business Administration. Mr. Vallina is the brother of Eloy Vallina and cousin of Rafael Vallina.

Rafael Vallina

         Mr. Vallina has been President of Implyex Corp. since 1990, and President of Tableros y Chapas del Norte since 1992. He is also President of Triplay Maderas y Derivadas, and of Kintitsu. He has been a director of Elamex since 1994. Mr. Vallina is a Certified Public Accountant with a degree from the Instituto Technologico y de Estudios Superiores de Monterrey. Mr. Vallina is a cousin of Eloy Vallina and Jesus Vallina.

Eduardo L. Gallegos

         Mr. Gallegos has been with Accel and its predecessor, Grupo Chihuahua, for 23 years. He has been President of Esvamex, S.A. de C.V. since 1985. Mr. Gallegos graduated as a Certified Public Accountant from the Instituto
Tecnologico y de Estudios Superiores de Monterrey, and has studied at the American Management Association, Stanford Alumni Association, Advanced Management College and Instituto de Administracion Cientifica de las Empresas.

Robert J. Whetten

         Mr. Whetten has been a Director of Elamex since 1994. He also has been President and Chief Executive Officer of Norwest Bank El Paso since 1991. Mr. Whetten has 20 years of banking experience in the United States and Latin America. He received a B.A. in Finance and a Master of Public Administration from Brigham Young University.

Antonio L. Elias

         Mr. Elias has been the Senior Vice President, Advanced Projects Group, at Orbital Sciences Corporation ("OSC") since 1989. Mr. Elias joined OSC in 1986 as Chief Engineer, becoming Vice President for Engineering in 1988 and Corporate Vice President in 1989. From 1980 to 1986 he was Assistant Professor of Aeronautics and Astronautics at the Massachusetts Institute of Technology. Mr. Elias obtained a B.S., M.S., E.A.A. and Ph.D. in Aeronautics and Astronautics from the Massachusetts Institute of Technology.

Jerry W. Neely

         Mr. Neely is Director and Chairman of the Executive Committee of Smith International, Inc. Mr. Neely retired as President / Chairman in 1988. He held several positions at Smith International, Inc. from 1966 to 1988. He serves on the Boards of Norris Cancer Hospital and All Coast Forest Products, is a Trustee of The University of Southern California, Past Chairman of Petroleum Equipment Supplies Association and Past Chairman of The Young Presidents Organization. Mr. Neely received a B.S. in Industrial Management/Business Administration from the University of Southern California.

Charles H. Dodson

         Mr. Dodson was owner of Elamex for 17 years in addition to being Chairman of the Board and Chief Executive Officer. Mr. Dodson has remained a Director of Elamex since its acquisition by Accel. He has also been Vice President of Nafta Ventures, Inc. since 1994.

Tomas de Leon

         Mr. de Leon has been Elamex's statutory auditor since 1988. He has also been a partner in KPMG Cardenas Dosal, S.C. since 1988. Mr. de Leon is a member of the Mexican Institute of Public Accountants and has obtained a public accounting degree from the Universidad Iberoamericana in Mexico City.

On April 18, 1996 a new Board of Directors was appointed, which included Mr. Neely and Mr. Elias elected as new members of the Board of Directors.

Item 11.  Executive Compensation

         During the year ended December 31, 1995, Elamex paid, either directly or through a related company, MTI Services Corporation ("MTI"), an aggregate of $679,806 to all of its Directors and officers as a group for services in all capacities and an additional $161,500 in respect of a discretionary compensation plan. During such year, the Company, through MTI, set aside or accrued an aggregate of $8,494 to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S.-based officers and Directors.

         Twenty-five of the Company's executives and senior managers who are citizens or residents of the United States are employees of MTI, a U.S.
corporation owned by such executives, and provide services to MTI under a contract between MTI and Elamex. The purpose of this arrangement is to provide to U.S. resident employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under such contract, the Company pays to MTI an amount equal to the salary and benefits provided to such executives by MTI.

Item 12.  Security ownership of certain beneficial owners and management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock's of April 8, 1996 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each director individually and (iii) all directors and executive offices as a group.

     Name and Address of                   Number of Shares     Percent of Total
     Beneficial Owner                      Beneficially Owned
     ----------------                      ------------------   ----------------
Accel, S.A. de C.V.                            3,777,500            51.05%
 Avenida Zarco No. 2401
 31020 Chihuahua, Chih. Mexico

Eloy S. Vallina (1)                            3,777,500            51.05
 Avenida Zarco No. 2401
 31020 Chihuahua, Chih. Mexico

Fonlyser, S.A. de C.V.                           472,500 (3)         6.39
 Av. Insurgentes Sur No. 1931-Piso 12
 Colonia Guadalupe Inn
 Mexico, D.F. 01020

Banca Serfin S.A. (2)                            472,500 (3)         6.39
 Prolongacion Paseo de la Reforma No. 500
 Colonia Lomas de Santa Fe
 Mexico, D.F. 01020


- ------

(1) Mr. Vallina directly owns 15,790,908 shares, or 54.98%, of the outstanding common stock of Accel. In addition, Mr. Vallina controls companies that hold 3,335,419 shares, or 11.6%, of the outstanding common stock of Accel.
(2) Banca Serfin S.A., a wholly-owned subsidiary of Grupo Financiero Serfin, S.A. de C.V., beneficially owns a majority of the outstanding common stock of Fonlyser, S.A. de C.V.
(3) On April 19, 1996 the over-allotment option granted in the public offering was exercised in the amount of 100,000 shares, reducing the beneficial ownership of Fonlyser, S.A. de C.V. and Banca Serfin, S.A. to 372,500 shares or 5.03%.

Item 13.  Certain Transactions

         The Company was formed on the Effective Date in the merger transaction described below. The Company has been operated by substantially the same investors since its purchase in May 1990; however, the organizational structure has changed during this period. The Company consists of the former Elamex Internacional, whose assets and liabilities were merged with and into Elamex, S.A. de C.V. on the Effective Date.

         Effective December 9, 1993, the stockholders of Kronos, Inc. ("Kronos") and its subsidiaries and the stockholders of Kronoservices, S.A. de C.V., which were substantially the same persons and entities, restructured the operations of those companies. Kronoservices, S.A. de C.V. changed its name to Elamex, S.A. de C.V., which was chosen as a name easily identified by customers and already associated with the operations of related companies. As of December 31, 1993, the operations of Kronos, constituting substantially all of its assets, were transferred to Elamex, S.A. de C.V. Substantially all remaining Kronos assets were transferred in 1994.

         Prior to November 16, 1993, Accel held 55% of the common stock of Elamex Internacional, and the Selling Stockholder held the other 45%. Such stockholders and, indirectly, a company controlled by Messrs. Barrio and Dodson, the two founders of the Elamex business, each held preferred stock in Kronos, an 80%-owned subsidiary of Elamex Internacional. Kronos was the intermediate holding company for the Elamex business. As of November 16, 1993, the stockholders, in effect, canceled all of the preferred stock and $1.1 million of accumulated dividends and redemption premiums in exchange for additional common stock and, in addition, two of the stockholders received $2.0 million of five-year Subordinated Debentures bearing interest at 7% per annum. At the same time, the Elamex corporate structure was modified by, in effect, replacing Kronos with Elamex, S.A. de C.V., a Mexican directly held subsidiary of Elamex Internacional, which was the issuer of such Subordinated Debentures. Using a portion of the net proceeds of the public offering the Subordinated Debentures were recently prepaid. Elamex Internacional was merged with and into Elamex, S.A. de C.V. on October 1, 1995.

         As part of the November 16, 1993 transaction, Accel and Fonlyser, S.A. de C.V. (the "Selling Stockholder") entered into a stockholders' agreement (the "Stockholders' Agreement") providing that each would be required, in effect, to make a bid to buy the shares of Common Stock held by the other, with the party submitting the higher bid being required to buy the low bidder's shares at such high bid price, and the low bidder being required to sell all of its shares at such price, subject to certain limitations. In anticipation of the Company's recent public offering, Accel and the Selling Stockholder entered into an agreement (the "Modification Agreement"), pursuant to which they agreed to waive their respective rights under the Stockholders' Agreement and to terminate such agreement. In addition, Accel agreed not to sell any shares of Common Stock in the public offering and to permit the Selling Stockholder to sell its shares offered herein. Accel and the Selling Stockholder further agreed that the Selling Stockholder would make available to the underwriters for the public offering the entire amount of shares required for the underwriters' over-allotment option, and that the Selling Stockholder would also sell to Accel, at book value, the number of shares of Common Stock required for Accel to maintain ownership of approximately 51% of the shares outstanding. Accel also agreed to take all actions necessary to see that Elamex redeems within thirty days of the public offering $250,498 of Subordinated Debentures then held by the Selling Stockholder. Accordingly, the Selling Stockholder (i) sold to Accel, at book value, the number of shares of Common Stock then held by it and not offered in the public offering and required for Accel to maintain ownership of approximately 51% of the shares outstanding, and (ii) thereafter, set aside and provided the entire amount of shares then held by it and required for the Underwriters' over-allotment option. The over-allotment option was subsequently exercised in the amount of 100,000 shares.

         On March 9, 1995, Elamex, S.A. de C.V. entered into an agreement whereby it was obligated to purchase, or cause to be repurchased, over a six year period, 1,060,197 shares of its Common Stock from a company controlled by Messrs. Barrio and Dodson for an aggregate purchase price of approximately $3.8 million (to be adjusted by 8.5% per annum). In July and September, 1995, Elamex Internacional purchased all such shares for approximately $4.0 million, or $3.79 per share. After giving effect to the change in the amount of outstanding shares of Elamex, S.A. de C.V. effected in connection with the merger of Elamex Internacional with and into Elamex, S.A. de C.V., such purchase price would have been $4.02 per share.

         Elamex, S.A. de C.V. and Mossberg are parties to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. The manufacture of firearms and their components are highly regulated activities in Mexico that may not be conducted by companies with non-Mexican ownership. In order to comply with Mexican regulations, Elamex de Torreon acts as a subcontractor to Elamex for this contract. Elamex de Torreon is owned by Bielas, Ensambles y Articulos Reciclables, S.A. de C.V. ("Bielas"), whose stock is held by members of the Board of Directors who are citizens of Mexico. Elamex de Torreon, which holds a permit from the Mexican Department of National Defense to manufacture the shotgun components, performs the manufacturing required under the Mossberg contract, including the provision of facilities and employees, under contract to Elamex which supervises the work performed by Elamex de Torreon. The manufacturing facility used by Elamex de Torreon is owned by Accel and leased to Elamex de Torreon. The initial term of the lease has approximately one year to run with an option exercisable by the lessee to extend for four additional years, while the Mossberg contract runs for approximately two years from the date hereof. Elamex pays Elamex de Torreon its out-of-pocket costs to fulfill the contract (i.e., the cost of rent under the lease and the compensation of employees) plus up to 2%. The stockholders of Elamex de Torreon have agreed not to interfere with performance of the foregoing arrangements, or permit them to be modified, in either case without Elamex's consent, so long as the Mossberg contract is in effect. Accel has granted Elamex, and Elamex has granted to Mossberg, an option to purchase the manufacturing facility where the Mossberg contract is performed from Accel for a price determined by appraisers appointed by each party to represent fair market value. The options expire on the expiration of the lease. In addition, the Company holds options to purchase from Accel the Torreon facility listed under "Business-Facilities" and a second facility in Ciudad Chihuahua; the option exercise price for each facility will be the value determined by an independent appraiser. The Company intends to exercise such options to purchase these facilities in 1996. The options expire in December 1997.

         In addition, on September 30, 1995, Elamex entered into an agreement with Bielas, a company whose stock is held by five members of the Company's Board of Directors: Messrs. Eloy Vallina, Jesus Vallina, Gallegos, Barrio and Alvarez-Morodo. The agreement provides that Elamex will acquire the stock of Elamex de Torreon for $10,000 if: (i) the law prohibiting non-Mexican ownership of firearms manufacturers is repealed; (ii) the Department of National Defense authorizes acquisition of Elamex de Torreon by Elamex; or (iii) the Mossberg contract is terminated. This option is subject to a prior option, made on January 15, 1994 and granted by Elamex, Bielas, and several affiliated companies, to Mossberg, under which Mossberg has the option to purchase the shares of Elamex de Torreon for $10,000.

         Accel is the parent corporation of both Elamex and Esvamex, S.A. de C.V. ("Esvamex"). Esvamex and Elamex are parties to a consulting agreement of indefinite duration under which Esvamex provides administrative, accounting, tax and financial services to Elamex. In return, Elamex pays Esvamex $15,950 monthly subject to renegotiation as circumstances may require. The Company believes that this amount is the fair market value of the services it receives from Esvamex.

         At the time he became President and Chief Executive Officer of the Company, Mr. Raynal moved from Ciudad Chihuahua to Ciudad Juarez. At that time, the Company guaranteed a $150,000 loan to Mr. Raynal by a bank, the proceeds of which were used to purchase a home in Ciudad Juarez.

Item 14.  Exhibits and Financial Statement Schedules.

         (a) Financial Statements

             (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 are filed in Item 8 of this report.

             (ii)   Financial   statement  schedule,  valuation  and  qualifying
                    accounts and reserves  and report  thereon  included on page
                    53.

         (b) The following exhibits are filed as part of this report:

     Exhibit                              Description
     Number
     ------                               -----------
        3           Estatutos  Sociales  (By-Laws) of the Registrant  (including
                    English translation).*
      10.1          Modification  Agreement  Between  Fonlyser,  S.A. and Accel,
                    S.A. de C.V., with a translation in English,  and subsequent modification letter, with a translation in English.*
      10.2          Credit  Agreement  with  Confia,  S.A.,  with a  summary  in
                    English, and renewal letter, with a translation in English.*
      10.3          Revolving Credit Agreement with Comerica Bank.*
      10.4          Contract for the Opening of Credit with Bancomer, S.A., with a summary of subsequent modifications in English.*
      10.5          Tax Sharing Agreement between Accel, S.A. de C.V. and Elamex
                    S.A. de C.V.*
      10.6          Lease of Elamex de Juarez  Plant #3, with a  translation  in
                    English.*
      10.7          Lease of Elamex de Juarez  Plant #4, with a  translation  in
                    English.*
      10.8          Lease of Elamex de Juarez  Plant #5, with a  translation  in
                    English.*
      10.9          Lease of Elamex de Juarez Plant #9.*
      10.10         Lease of Elamex de Nuevo Laredo Plant.*
      10.11         Lease of Elamex de Torreon Plant.*
      10.12         Executive Phantom Stock Plan.*
       21           Subsidiaries of the Registrant.*
       99           Financial   statement  schedule,  valuation  and  qualifying
                    accounts and reserves  and report  thereon  included on page
                    53.



* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

         (c) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          Independent Auditors' Report




The Board of Directors and Stockholders Elamex, S.A. de C.V.:

Under date of April 9, 1996, we reported on the consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in Item 8 of Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries referred to above contains an explanatory paragraph that states that the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1993.


                                          KPMG Peat Marwick LLP




El Paso, Texas
April 9, 1996

                                                                      EXHIBIT 99
Elamex & Subsidiaries

Valuation and qualifying accounts and reserves




                            Column A   Column B   Column C   Column D   Column E
                            --------   --------   --------   --------   --------
                            Balance   Charged to Charged to              Balance
                            Beginning Cost and   Other                    at End
                            of Year   Expenses   Accounts   Deductions   of Year
                            -------   --------   --------   ----------   -------
Allowance for doubtful accounts

For the year ended:
        December 31, 1995     194       160        -           205  (a)      149
        December 31, 1994      47       294        -           147  (a)      194
        December 31, 1993      77       165        -           195  (a)       47

Allowance for material obsolescence

For the year ended:
        December 31, 1995     863       608        -             -         1,471
        December 31, 1994     215       648        -             -           863
        December 31, 1993      -        215        -             -           215


- ---------
(a) Uncollectible accounts written off

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico on ____________, 1996.

                                          ELAMEX, S.A. de C.V.

                                          By:   /s/ SALVADOR ALMEIDA
                                                --------------------
                                                Salvador Almeida
                                                Vice President of Finance and
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April ___, 1996 by the following persons on behalf of the registrant in the capacities indicated.

Signature                                 Title                            Date
- ---------                                 -----                            -----

/s/ ELOY S. VALLINA              Chairman of the Board of Directors
- -------------------
Eloy S. Vallina

/s/ FEDERICO BARRIO              Vice Chairman of the Board of Directors
- -------------------
Federico Barrio

/s/ JESUS ALVAREZ-MORODO         Vice Chairman of the Board of Directors
- ------------------------
Jesus Alvarez-Morodo

/s/ HECTOR M. RAYNAL             President, Chief Executive Officer and
- --------------------               Director (Principal Executive Officer)
Hector M. Raynal

/s/ JESUS E. VALLINA             Director
- --------------------
Jesus E. Vallina

/s/ RAFAEL VALLINA               Director
- ------------------
Rafael Vallina

/s/ EDUARDO L. GALLEGOS          Director
- -----------------------
Eduardo L. Gallegos

/s/ ISAURO ALFARO                Director
- -----------------
Isauro Alfaro

Signature                                 Title                            Date
- ---------                                 -----                            -----

/s/ ROBERT J. WHETTEN           Director
- ---------------------
Robert J. Whetten

 /s/ JERRY NEELY                Director
- ----------------
Jerry Neely

/s/ CHARLES H. DODSON           Director
- ---------------------
Charles H. Dodson

/s/ ANTONIO ELIAS               Director
- -----------------
Antonio Elias

/s/ SALVADOR ALMEIDA            Vice President-Finance and Chief
- --------------------             Financial Officer (Principal Financial
Salvador Almeida                 Officer)