Form 10-Q
period 1996-03-31
ELAMEX SA DE CV
filed 1996-05-14
CIK 1009302

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

- --------------------------------------------------------------------------------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended        Commission file number
                  March 31, 1996                       0-27992

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

                                 (915) 774-8252
               Registrant's telephone number, including area code


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

         The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 1, 1996 was:

                                    7,400,000


- --------------------------------------------------------------------------------

Item 1.  Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)

                                                                                March 31,
                                                                                   1996           December 31,
                                                                               (unaudited)            1995
                                                                              --------------    ----------------
Assets
Current assets:
    Cash and cash equivalents                                                $     4,784,910           2,848,628
    Receivables:
     Trade accounts, less allowance for doubtful accounts                         15,225,666          14,860,718
     Other                                                                         1,566,142             831,740
                                                                              --------------    ----------------
               Total receivables                                                  16,791,808          15,692,458
                                                                              --------------    ----------------

    Inventories, net                                                              13,169,671          11,358,182
    Prepaid expenses                                                                 603,425             686,766
                                                                              --------------    ----------------
               Total current assets                                               35,349,814          30,586,034

Property, plant and equipment, net                                                24,035,465          24,022,728
Other assets, net                                                                    359,081             501,726
                                                                              --------------    ----------------
                                                                             $    59,744,360          55,110,488
                                                                              ==============    ================
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                                            $             -           2,000,000
    Accounts payable                                                               7,581,046           7,134,943
    Accrued expenses                                                               3,108,836           1,902,198
    Current installments of long-term debt                                           424,387           2,691,054
    Current obligations of capital leases                                            565,304             565,555
    Taxes payable                                                                    660,384             861,797
                                                                              --------------    ----------------
               Total current liabilities                                          12,339,957          15,155,547

Subordinated debentures                                                                    -           2,044,558
Long-term debt, excluding current installments                                     1,537,158          12,986,621
Capital lease obligations, excluding current obligations                              85,022             181,062
Other liabilities                                                                    194,623             181,964
Deferred income taxes, net                                                         2,046,112           1,364,407
                                                                              --------------    ----------------
               Total liabilities                                                  16,202,872          31,914,159

Stockholders' equity:
    Preferred stock                                                                        -                   -
    Common stock, 7,400,000 and 5,000,000 shares issued and
       outstanding at March 31, 1996 and December 31, 1995                        35,170,468          16,270,459
    Retained earnings                                                              8,371,020           6,925,870
                                                                              --------------    ----------------
               Total stockholders' equity                                         43,541,488          23,196,329
                                                                              --------------    ----------------

Commitments and contingencies                                                              -                   -

                                                                             $    59,744,360          55,110,488
                                                                              ==============    ================


See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)
                                   (Unaudited)


                                                                                   13 weeks ended
                                                                       --------------------------------------
                                                                           March 31,             April 2,
                                                                             1996                  1995
                                                                       ----------------      ----------------


Net sales                                                             $     25,337,202            24,947,155
Cost of sales                                                               21,484,408            21,338,389
                                                                       ----------------      ----------------

             Gross Profit                                                    3,852,794             3,608,766
                                                                       ----------------      ----------------

Operating expenses:
         General and administrative                                          1,499,361             1,408,377
         Selling                                                               170,938               169,615
                                                                       ----------------      ----------------
             Total operating expenses                                        1,670,299             1,577,992
                                                                       ----------------      ----------------

             Operating income                                                2,182,495             2,030,774
                                                                       ----------------      ----------------

Other income (expense)
         Interest income                                                        58,810               261,453
         Interest expense                                                     (508,699)             (514,430)
         Other, net                                                            489,334              (576,123)
                                                                       ----------------      ----------------
             Total other income (expense)                                       39,445              (829,100)
                                                                       ----------------      ----------------

             Income before income taxes                                      2,221,940             1,201,674

         Income tax provision                                                  776,790               295,750
                                                                       ----------------      ----------------

             Net income                                               $      1,445,150               905,924
                                                                       ================      ================

         Net income per common share                                              0.27                  0.17
                                                                        ===============      ================
         Weighted average shares outstanding                                 5,316,484             5,000,000
                                                                        ===============      ================


See accompanying notes to consolidated financial statements.

                                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                               (In U. S. Dollars)
                                                  (Unaudited)

                                                                                       13 weeks ended
                                                                          ---------------------------------------
                                                                              March 31,              April 2,
                                                                                1996                   1995
                                                                          ----------------       ----------------
Cash flows provided by operating activities:
   Net income                                                            $      1,445,150                905,924
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                             702,754                536,955
        Allowance for doubtful trade accounts receivable                           (9,030)               (43,826)
        Allowance for excess and obsolete inventory                                15,138                659,979
        Deferred income taxes, net                                                681,705                180,987
        Change in assets and liabilities:
            Increase in trade accounts receivable                                (355,918)            (2,147,740)
            Increase in other receivables                                        (734,402)               (36,494)
            Increase in inventories                                            (1,826,627)              (328,437)
            (Increase) decrease in prepaid expenses                                83,341                (36,904)
            Decrease in other assets                                               54,243                 41,304
            Increase in accounts payable                                          446,103                214,164
            Increase in accrued expenses, related
               party, and taxes payable                                         1,005,225                459,378
            Increase (decrease) in other liabilities                               12,659                (61,649)
                                                                          ----------------       ----------------
                    Net cash provided by operating activities                   1,520,341                343,641
                                                                          ----------------       ----------------

Cash flows used by investing activities:
        Purchase of property, plant and equipment                               (627,089)               (423,607)
                                                                          ----------------       ----------------

Cash flows provided by financing activities:
        Net increase (decrease) in notes payable                              (2,000,000)              3,000,000
        Proceeds from long-term debt                                           2,500,000                 886,772
        Repayment of long-term debt                                          (18,260,688)               (200,000)
        Principal repayments of capital lease obligations                        (96,291)               (139,408)
        Proceeds from sale of stock, net                                      18,900,009                       -
                                                                          ----------------       ----------------
                    Net cash provided by financing activities                  1,043,030               3,547,364
                                                                          ----------------       ----------------

Net increase in cash and cash equivalents                                      1,936,282               3,467,398

Cash and cash equivalents, beginning of period                                 2,848,628               1,694,987
                                                                          ----------------       ----------------

Cash and cash equivalents, end of period                                 $     4,784,910              5,162,385
                                                                          ================       ================



See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                 March 31, 1996



(1)   General

       The financial statements of Elamex, S.A. de C.V. and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While the management of the Company believes that the disclosures presented are adequate, interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K.

       In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2)   Foreign Currency Translation

       Included in "other" on the accompanying consolidated statements of operations are foreign exchange gains (losses) of $440,084 and ($555,798) for the quarters ended March 31, 1996 and April 2, 1995, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                             March 31,             December 31,
                                               1996                    1995
                                             ---------             ------------

         Cash and cash equivalents         $   868,329                 73,000
         Other receivable                    1,173,253                585,491
         Prepaid expenses                      162,352                363,796
         Other assets, net                      52,651                 42,905
         Accounts payable                     (212,611)              (101,662)
         Accrued expenses                   (1,661,574)              (961,973)
         Other liabilities                    (194,623)              (598,257)
                                            -----------             ----------

                                          $    187,777               (596,700)
                                            ===========              ==========


(3)   Earnings per Share

       Earnings per share of common stock ("EPS") for the period ended March 31, 1996 was calculated using the weighted average of common shares outstanding. EPS for the period ended April 2, 1995 were calculated using the number of common shares outstanding immediately prior to the date of the stock sale. Weighted average shares outstanding at March 31, 1996 were 5,316,484, and shares used to determine EPS at April 2, 1995 were 5,000,000. Amounts attributed to the rights of holders of senior securities of $56,454 were deducted from April 2, 1995 net income in arriving at the earnings per share amount for that period. There were no amounts attributable to the rights of senior securities for the thirteen weeks ended March 31, 1996.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                 March 31, 1996



(4)   Income Taxes

       Pursuant to Statement of Financial Account Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate for the twelve months ended December 31, 1996. The actual effective tax rate for the year ended December 31, 1996 may differ from that used to estimate taxes at March 31, 1996.


(5)   Inventories

      Inventories consist of the following:

                                                    March 31,       December 31,
                                                      1996              1995
                                                    ---------       ------------

         Raw materials                            $ 10,750,365       8,717,922
         Work-in-process                             1,496,752       2,286,032
         Finished goods                              2,409,059       1,825,595
                                                     ---------       ---------

                                                    14,656,176      12,829,549
         Reserve for excess and obsolete inventory  (1,486,505)     (1,471,367)
                                                    ----------      ----------

                                                  $ 13,169,671      11,358,182
                                                    ==========      ==========


(6)   Sale of Common Stock and Long-Term Debt

       Effective March 19, 1996, the Company completed a public offering of 2,400,000 shares of Class I, no par value, common stock. The shares are traded on the NASDAQ National Market. The total amount of common stock outstanding after the offering is 7,400,000 shares. Upon completion of the offering, Accel, S.A. de C.V. ("Accel") remained the Company's majority stockholder; accordingly, Accel has the ability to elect a majority of the Company's directors, subject to certain limitations, and will continue to control the Company. Proceeds from the public offering net of expenses of $2,700,000 were approximately $18,900,000.

       During March 1996, the Company used proceeds from its initial public offering to pay approximately $15,900,000 of long-term debt and subordinated debentures, including accrued interest. The only long-term debt agreement that was not paid is a note payable to a financing corporation, due August 30, 1999 and bearing interest at a rate of 13.64% per annum. The balance outstanding at March 31, 1996 was $1,961,545. Prepayment of this note is subject to penalty.

(7)   Stockholders Equity

       On April 18, 1996, at the Company's annual stockholders' meeting, $897,406 of retained earnings was reserved for the future repurchase and cancellation of outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

   General

       The following table sets forth income statement data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                                       Percentage of Net Sales

                                                              Thirteen weeks ended,
                                                      -----------------------------------

                                                             March 31,      April 2,
                                                               1996           1995
                                                             ---------      --------

                                                             (unaudited)     (unaudited)

Net sales.................................................     100.0%          100.0%

Cost of sales............................................       84.8            85.5
Gross profit.............................................       15.2            14.5
Selling, general and administrative expenses.............        6.6             6.3
Operating income.........................................        8.6             8.1
Other income (expense), net..............................        0.2            (3.3)
Income before income taxes...............................        8.8             4.8
Income tax provision.....................................        3.1             1.2
Net income (loss)........................................        5.7             3.6




       Net Sales. Net sales for the thirteen weeks ended March 31, 1996 increased 1.6% to $25.3 million from $24.9 million in the comparable period of 1995. For the thirteen weeks ended March 31, 1996 the Company's sales mix changed from that of the comparable period of 1995, as assembly sales increased while turnkey sales slightly decreased.

       Gross Profit. Gross profit increased 6.8%, to $3.9 million in the thirteen weeks ended March 31, 1996 compared to $3.6 million for the same period of the prior year. Gross profit as a percentage of net sales ("gross margin") increased to 15.2% in the thirteen weeks ended March 31, 1996 from 14.5% for the comparable period of 1995 due primarily to a shift in the Company's sales mix toward assembly services. Economies of scale in utilization of the Company's manufacturing facilities also contributed to the increased gross margin.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.9% to $1.7 million, or 6.6% of net sales, in the thirteen weeks ended March 31, 1996, as compared to $1.6 million, or 6.3% of net sales, in the thirteen weeks ended April 2, 1995. This increase resulted in part from an increase in costs associated with personnel restructuring in several departments, in addition to an increase in other corporate expenses.

       Operating Income. Operating income increased by 7.5% to $2.2 million, or 8.6% of net sales, in the thirteen weeks ended March 31, 1996 from $2.0 million, or 8.1% of net sales, in the thirteen weeks ended April 2, 1995, as a result of the above factors, the most significant of which were changes in sales mix and the economies of scale described under "-Gross Profit".

       Other income (expense), net. Interest and other expenses were offset by other income and interest income, netting $39,000 or 0.2% of sales, compared with $(0.8) million or (3.2%) of net sales, in the thirteen weeks ended April 2, 1995. This decrease resulted principally from a translation loss on a foreign currency net asset position in the first quarter of 1995, in addition to decreased borrowings and lower interest rates as compared with the same period of the prior year.

       Income tax. Income tax expense increased to $0.7 million, or 3.1% of sales for the thirteen weeks ended March 31, 1996, from $0.2 million or 1.2% for the comparable period in 1995. This increase was due to an increase in the effective tax rate.

Liquidity and Capital Resources

       During the thirteen weeks ended March 31, 1996, the Company's operations provided $1.9 million of cash flow, consisting of net income of $1.4 million plus depreciation and amortization of $0.7 million, which was offset by a net $1.5 million use of cash resulting in increases in current assets and decreases in current liabilities. During this period, the Company had cash inflows from financing activities of $1.0 million and invested $0.6 million in property, plant and equipment. Included in financing activities are net proceeds from its initial public offering of approximately $18.9 million.

       The Company had the following lines of credit and outstanding borrowings at March 31, 1996:

                                                                   Amount                 Interest
Lender or                                                      Outstanding at              Rate at
Class of Securities                     Type                   March 31, 1996          March 31, 1996       Maturity Date
- -------------------                     ----                   --------------          --------------       -------------
Comerica Bank             $10 million Line of Credit                $ -                     9.0%            May 1, 1998
Bank of America
   N.T. & S.A.            $7 million Line of Credit                   -                     8.6             April 23, 1996 <F1>
Confia S.A                $2.2 million Line of Credit                 -                     9.0             January 8, 1997
AT&T Credit
   Corporation            Term Loan                               1,961,545                13.64            August 30, 1999
                                                                 ----------


Total                                                            $1,961,545


- --------------

<F1>   Negotiations for the renewal of this credit line are now taking place.

        Effective March 19, 1996 the Company completed an initial public offering of 2,400,000 shares of Class I common stock, no par value, the net proceeds of which were approximately $18,900,000 and were used to pay $15,900,000 of outstanding debt, including the Company's subordinated debentures. The remaining $3,000,000 was used as working capital.

        Under its several credit  agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. At March 31, 1996 the Company was in compliance with all material covenants related to its debt obligations.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders


        The Company's annual General Ordinary Stockholders meeting was held on April 18, 1996. At the meeting the following items were voted upon and passed:
(i) a resolution approving the Audited Financial Statements and Statutory Auditor's Report for the fiscal year ended December 31, 1995 and ratifying, confirming and approving all actions taken by the Board of Directors during 1995; (ii) a resolution dealing with the application of net income in accordance with Mexican law and the Company's By-Laws, in which $897,406 were applied to the stock repurchase fund; (iii) a resolution to elect Directors and the Statutory Auditor, (iv) a resolution appointing KPMG Peat Marwick LLP. to be the Company's independent auditors for the fiscal year that will end on December 31, 1996; and (v) a resolution approving payment of fees to the Board of Directors and the Statutory Auditor. Each of these resolutions received 4,250,000 votes in favor of passage. There were 3,150,000 abstentions. No negative votes, no withheld votes and no broker non-votes were recorded.

        The following nominees were elected to serve as Directors until the next annual General Ordinary Stockholders meeting. Voting for Directors was as follows:

           Nominee                                       For      Abstaining
- --------------------------------------------------------------------------------

Eloy S. Vallina                                       4,250,000    3,150,000
Federico Barrio                                       4,250,000    3,150,000
Jesus Alvarez-Morodo                                  4,250,000    3,150,000
Hector M. Raynal                                      4,250,000    3,150,000
Jesus E. Vallina                                      4,250,000    3,150,000
Rafael Vallina                                        4,250,000    3,150,000
Eduardo L. Gallegos                                   4,250,000    3,150,000
Robert J. Whetten                                     4,250,000    3,150,000
Charles H. Dodson                                     4,250,000    3,150,000
Antonio L. Elias                                      4,250,000    3,150,000
Jerry W. Neely                                        4,250,000    3,150,000

Item 6.  Exhibits and Reports on Form 8-K.


         (a)      Exhibits

     Exhibit
     Number                              Description
     -------                             -----------

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


* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768


         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico on May 14, 1996.

                                       ELAMEX, S.A. de C.V.

                                       By:       /s/ HECTOR M RAYNAL
                                                    Hector M. Raynal
                                       President and  Chief Executive Officer



                                      By:       /s/ SALVADOR ALMEIDA
                                                   Salvador Almeida
                                      Vice President of Finance and
                                        Chief Financial Officer

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets as of
                  March 31, 1996 and December 31, 1995....................  2

                  Consolidated Statements of Earnings for the thirteen
                  weeks ended March 31, 1996 and April 2, 1995............  3

                  Consolidated Statement of Cash Flow for the thirteen
                  weeks ended March 31, 1996 and April 2, 1995............  4

                  Notes to Consolidated Financial Statements..............  5


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  7


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.....  9

         Item 6.  Exhibits and Reports on Form 8-K.........................10


SIGNATURES.................................................................11