Form 10-Q
period 1996-06-30
ELAMEX SA DE CV
filed 1996-08-06
CIK 1009302

- --------------------------------------------------------------------------------
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended: June 30, 1996
                                       -------------

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from  __________________ to _______________

       Commission file number: 0-27992

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


         The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of July 9, 1996 was:
                                    7,400,000

- --------------------------------------------------------------------------------


                                                      PART I
                                               FINANCIAL INFORMATION
Item 1. Financial Statements

                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                 (In U.S. Dollars)


                                                                  June 30,         December 31,
                                                                   1996                1995
                                                                (unaudited)
                                                                -----------        -------------

Assets
Current assets:
     Cash and cash equivalents                                  $ 1,727,635            2,848,628
     Receivables:
        Trade accounts, less allowance for doubtful accounts     19,419,501           14,860,718
        Other                                                     1,445,445              831,740
                                                                 ----------           ----------
        Total receivables                                        20,864,946           15,692,458
                                                                 ----------           ----------

     Inventories, net                                            14,956,191           11,358,182
     Prepaid expenses                                               491,904              686,766
                                                                 ----------           ----------
        Total current assets                                     38,040,676           30,586,034

Property, plant and equipment, net                               27,115,817           24,022,728
Other assets, net                                                   320,417              501,726
                                                                -----------           ----------
                                                                $65,476,910           55,110,488
                                                                 ==========           ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                              $ 3,000,000            2,000,000
     Accounts payable                                             7,169,025            7,134,943
     Accrued expenses                                             3,278,776            1,902,198
     Current installments of long-term debt                         401,159            2,691,054
     Current obligations of capital leases                          420,987              565,555
     Taxes payable                                                1,100,357              861,797
                                                                 ----------           ----------
        Total current liabilities                                15,370,304           15,155,547

Subordinated debentures                                                  -             2,044,558
Long-term debt, excluding current installments                    1,414,498           12,986,621
Capital lease obligations, excluding current obligations             82,594              181,062
Other liabilities                                                   195,707              181,964
Deferred income taxes, net                                        3,013,850            1,364,407
                                                                 ----------           ----------
        Total liabilities                                        20,076,953           31,914,159

Stockholders' equity:
     Preferred stock                                                     -                    -
     Common stock, 7,400,000 and 5,000,000 shares issued and
        outstanding at June 30, 1996 and December 31, 1995       35,010,468           16,270,459
     Retained earnings                                           10,389,489            6,925,870
                                                                 ----------           ----------
        Total stockholders' equity                               45,399,957           23,196,329
                                                                 ----------           ----------

Commitments and contingencies                                            -                    -
                                                                $65,476,910           55,110,488
                                                                 ==========           ==========


See accompanying notes to consolidated financial statements.


                                  Page 1 of ___

                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                        Consolidated Statements of Earnings
                                                (In U. S. Dollars)
                                                    (Unaudited)

                                                         13 weeks ended                    26 weeks ended
                                                 ------------------------------    ------------------------------
                                                     June 30,        July 2,           June 30,        July 2,
                                                      1996            1995              1996            1995
                                                 --------------  --------------    --------------  --------------


Net sales                                         $ 30,924,505      24,130,740        56,261,707      49,077,895
Cost of sales                                       25,681,125      20,504,864        47,165,533      41,843,253
                                                    ----------      ----------        ----------      ----------

         Gross profit                                5,243,380       3,625,876         9,096,174       7,234,642
                                                    ----------      ----------        ----------      ----------

Operating expenses:
     General and administrative                      1,856,499       1,244,776         3,355,860       2,653,153
     Selling                                           162,777         149,864           333,715         319,479
                                                    ----------      ----------        ----------      ----------
         Total operating expenses                    2,019,276       1,394,640         3,689,575       2,972,632
                                                    ----------      ----------        ----------      ----------

         Operating income                            3,224,104       2,231,236         5,406,599       4,262,010
                                                    ----------      ----------        ----------      ----------

Other income (expense):
     Interest income                                    42,827         378,085           101,637         639,538
     Interest expense                                 (126,890)       (545,203)         (635,589)     (1,059,633)
     Other, net                                        (36,614)        669,092           452,720          92,969
                                                    ----------      ----------        ----------      ----------
         Total other income (expense)                 (120,677)        501,974           (81,232)       (327,126)
                                                    ----------      ----------        ----------      ----------

         Income before income taxes                  3,103,427       2,733,210         5,325,367       3,934,884

     Income tax provision                            1,084,958         672,231         1,861,748         967,981
                                                    ----------      ----------        ----------      ----------

         Net income                                  2,018,469       2,060,979         3,463,619       2,966,903
                                                    ==========      ==========        ==========      ==========


     Net income per common share                          0.27            0.39              0.54            0.56
     Weighted average shares outstanding             7,400,000       5,000,000         6,358,242       5,000,000
                                                    ==========      ==========        ==========      ==========


See accompanying notes to consolidated financial statements.



                                  Page 2 of ___

                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                 (In U.S. Dollars)
                                                    (Unaudited)


                                                                             26 weeks ended
                                                                     -----------------------------
                                                                         June 30,       July 2,
                                                                          1996           1995
                                                                     -------------- --------------

Cash flows provided by operating activities:
   Net income                                                        $    3,463,619      2,966,903
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                        1,423,840      1,162,262
     Allowance for doubtful trade accounts receivable                         9,019         38,122
     Allowance for excess and obsolete inventory                             37,073        412,930
     Deferred income taxes, net                                           1,649,443        706,865
     (Gain) loss on disposal of equipment                                       -           (2,414)
     Change in assets and liabilities:
         Increase in trade accounts receivable                           (4,567,802)    (1,061,559)
         Increase in other receivables                                     (613,705)      (117,145)
         Increase in inventories                                         (3,635,082)    (4,806,767)
         (Increase) decrease in prepaid expenses                            194,862        (88,086)
         (Increase) decrease in other assets                                  7,164        (73,696)
         Increase in accounts payable                                        34,082        814,630
         Increase in accrued expenses and taxes
            payable                                                       1,615,138        888,890
         Increase (decrease) in other liabilities                            13,743        (22,708)
                                                                     --------------      ---------
                 Net cash provided (used) by operating activities          (368,606)       818,227
                                                                     --------------      ---------


Cash flows used by investing activities:
     Purchase of property, plant and equipment                           (4,342,784)    (1,496,949)
     Proceeds from disposal of equipment                                        -           16,771
                                                                     --------------     ----------
                 Net cash used by investing activities                   (4,342,784)    (1,480,178)
                                                                     --------------     ----------


Cash flows provided by financing activities:
     Net increase in notes payable                                        1,000,000      3,000,000
     Proceeds from long-term debt                                               -        1,100,000
     Repayment of long-term debt                                        (15,906,576)    (1,133,333)
     Principal repayments of capital lease obligations                     (243,036)      (319,235)
     Proceeds from sale of stock, net                                    18,740,009            -
                                                                     --------------     ----------
                 Net cash provided by financing activities                3,590,397      2,647,432
                                                                     --------------     ----------


Net increase (decrease) in cash and cash equivalents                     (1,120,993)     1,985,481

Cash and cash equivalents, beginning of period                            2,848,628      1,694,987
                                                                     --------------     ----------

Cash and cash equivalents, end of period                             $    1,727,635      3,680,468
                                                                     ==============     ==========


See accompanying notes to consolidated financial statements.

                                  Page 3 of ___

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                  June 30, 1996

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

     In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week and twenty-six-week period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2)  Inventories

     Inventories consist of the following:


                                                  June 30,     December 31,
                                                    1996          1995
                                                ------------   ------------

      Raw materials                             $ 12,261,861     8,717,922
      Work-in-process                              2,433,021     2,286,032
      Finished goods                               1,769,749     1,825,595
                                                  ----------     ---------

                                                  16,464,631    12,829,549
      Reserve for excess and obsolete inventory   (1,508,440)   (1,471,367)
                                                  ----------    ----------

                                                 $ 14,956,191   11,358,182
                                                  ===========   ==========

(3)  Purchase of property and plant

     During May 1996, the Company exercised an option to purchase from a related party two manufacturing facilities, located in Torreon and Chihuahua, Mexico. The purchase price of approximately $3,100,000 represents the fair market value as determined by an independent appraiser. The Company has a manufacturing operation in the Torreon facility and intends to establish an operation at the Chihuahua facility.


(4)  Sale of Common Stock and Long-Term Debt

     Effective March 19, 1996, the Company completed a public offering of 2,400,000 shares of Class I, no par value, common stock. The shares are traded on the NASDAQ National Market. The total amount of common stock outstanding after the offering is 7,400,000 shares. Upon completion of the offering, Accel, S.A. de C.V. ("Accel") remained the Company's majority stockholder; accordingly, Accel has the ability to elect a majority of the Company's directors, subject to certain limitations, and will continue to control the Company. Proceeds from the public offering, net of expenses of $2,900,000, were approximately $18,700,000.

     During March 1996, the Company used proceeds from its initial public offering to pay approximately $15,900,000 of long-term debt and subordinated debentures, including accrued interest. The only long-term debt agreement that was not paid is a note payable to a financing corporation, due August 30, 1999 and bearing interest at a rate of 13.64% per annum. The balance outstanding at June 30, 1996 was $1,815,657. Prepayment of this note is subject to penalty.

(5)  Stockholders' Equity

     On April 18, 1996, at the Company's annual stockholders' meeting, $897,406 of retained earnings was reserved for the future repurchase and cancellation of outstanding common stock.


                                  Page 4 of ___

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                  June 30, 1996

(6)  Foreign Currency Translation

     Included in "other" on the accompanying consolidated statements of operations are foreign exchange gains of $309,551 and $131,133 for the quarters ended June 30, 1996 and July 2, 1995, respectively. Assets and liabilities denominated in pesos are summarized as follows in U.S. dollars:


                                                  June 30,   December 31,
                                                   1996          1995
                                               ------------  ------------

      Cash and cash equivalents                $   802,547        73,000
      Other receivables                          1,119,426       585,491
      Prepaid expenses                              85,883       363,796
      Other assets, net                             72,252        42,905
      Accounts payable                            (459,756)     (101,662)
      Accrued expenses                          (2,215,885)     (961,973)
      Other Liabilities                           (195,707)     (598,257)
                                                ----------      --------

      Net non-U.S. currency position           $  (791,240)     (596,700)
                                                ==========      ========


(7)  Income Taxes

     Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of 21.8% for the twelve months ended December 31, 1996. The actual effective tax rate for the year ended December 31, 1996 may differ from that used to estimate taxes at June 30, 1996.

(8)  Earnings per Share

     Earnings per share of common stock ("EPS") for the twenty-six weeks ended June 30, 1996 was calculated using the weighted average of common shares outstanding. EPS for the same period ended July 2, 1995 were calculated using the number of common shares outstanding immediately prior to the same date of the stock sale. The weighted average number of shares outstanding for the thirteen-week period ended June 30, 1996 was 7,400,000, and the number of shares used to determine EPS at July 2, 1995 was 5,000,000. Amounts attributed to the rights of holders of senior securities of $166,006 and $109,552 were deducted from net income in arriving at the earnings per share amount for the twenty-six weeks and thirteen weeks ended July 2, 1995, respectively. There were no amounts attributable to the rights of senior securities for the thirteen weeks ended June 30, 1996.



                                  Page 5 of ___

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


  General

     The following table sets forth income statement data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                                              Percentage of Net Sales


                                                              Thirteen weeks ended,   Twenty-six weeks ended,
                                                             -----------------------  -----------------------

                                                              June 30,     July 2,     June 30,     July 2,
                                                                1996        1995         1996        1995
                                                             (unaudited) (unaudited)  (unaudited) (unaudited)

     Net sales. . . . . . . . . . . . . . . . . . . . . . . .   100.0%      100.0%       100.0%      100.0%
     Cost of sales. . . . . . . . . . . . . . . . . . . . . .    83.0        85.0         83.8        85.3
     Gross profit . . . . . . . . . . . . . . . . . . . . . .    17.0        15.0         16.2        14.7
     Selling, general and administrative expenses . . . . . .     6.5         5.8          6.6         6.1
     Operating income . . . . . . . . . . . . . . . . . . . .    10.4         9.2          9.6         8.7
     Other income (expense), net. . . . . . . . . . . . . . .    (0.4)        2.1         (0.1)       (0.7)
     Income before income taxes . . . . . . . . . . . . . . .    10.0        11.3          9.5         8.0
     Income tax provision . . . . . . . . . . . . . . . . . .     3.5         2.8          3.3         2.0
     Net income (loss). . . . . . . . . . . . . . . . . . . .     6.5         8.5          6.2         6.0


     Net Sales. Net sales for the thirteen weeks ended June 30, 1996 increased 28.2% to $30.9 million from $24.1 million in the comparable period of 1995. Net sales also increased in the twenty-six week period ended June 30, 1996 by 14.6% to $56.2 million compared with $49.0 million in the comparable period of 1995. For the thirteen weeks ended June 30, 1996, the Company's sales mix changed from that of the comparable period of 1995, as turnkey sales increased. Also, sales mix changed due to an increase in both assembly and turnkey sales in the twenty-six weeks ended June 30, 1996, although the change was less significant than the change that occurred during the thirteen-week period ended June 30, 1996.

     Gross Profit. Gross profit increased 44.6% to $5.2 million in the thirteen weeks ended June 30, 1996, compared to $3.6 million for the same period of the prior year. Gross profit increased 25.7% to $9.1 million in the twenty-six weeks ended June 30, 1996, compared to $7.2 million for the twenty-six weeks ended
July 2, 1995. Gross profit as a percentage of net sales ("Gross Margin") increased to 17.0% in the thirteen weeks ended June 30, 1996, from 15% for the thirteen weeks ended July 2, 1995; and to 16.2% in the twenty-six weeks ended June 30, 1996, from 14.7% for the comparable period of 1995. These increases were due primarily to economies of scale in utilization of the Company's manufacturing facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44.8% to $2.0 million, or 6.5% of net sales, in the thirteen weeks ended June 30, 1996, as compared to $1.4 million, or 5.8% of net sales, in the thirteen weeks ended July 2, 1995. Selling, general and administrative expenses increased 24.1% to $3.7 million, or 6.6% of net sales in the twenty-six weeks ended June 30, 1996, as compared to $3.0 million, or 6.1% of net sales in the twenty-six weeks ended July 2, 1995. This increase resulted in part from an increase in costs associated with personnel restructuring in several departments, in addition to an increase in other corporate expenses.

     Operating Income. Operating income increased by 44.5% to $3.2 million, or 10.4% of net sales, in the thirteen weeks ended June 30, 1996, from $2.2 million, or 9.2% of net sales, in the thirteen weeks ended July 2, 1995. This item also increased by 26.9% to $5.4 million, or 9.6% of net sales, in the twenty-six weeks ended June 30, 1996 from $4.3 million, or 8.7% of net sales, in the comparable period of 1995. These increases were attained as a result of the above factors, the most significant of which were the net sales increase, changes in sales mix and the economies of scale described under "-Gross Profit."

                                  Page 6 of ___

     Other income (expense), net. Interest and other expenses were ($0.1) million or (0.4%) of sales for the thirteen weeks ended June 30, 1996, compared with $0.5 million or 2.1% of net sales, in the thirteen weeks ended July 2, 1995. Interest and other expenses were ($0.1) million or (0.1%) of sales for twenty-six weeks ended June 30, 1996, compared with ($0.3) million or (0.7%) of net sales, in the twenty-six weeks ended July 2, 1995. This decrease resulted principally from a translation loss on a foreign currency net asset position in the first quarter of 1995. Other factors contributing to the decrease were decreased borrowings and lower interest rates as compared with the same period of the prior year.

     Income tax. Income tax expense increased to $1.1 million, or 3.5% of net sales for the thirteen weeks ended June 30, 1996, from $0.7 million or 2.8% of net sales for the thirteen weeks ended July 2, 1995; Income tax expense increased to $1.9 million, or 3.3% of sales for the twenty-six weeks ended June 30, 1996, from $1.0 million or 2.0% for the comparable period in 1995. The lower effective tax rate for the twenty-six weeks ended July 2, 1995 was due to the utilization of net operating losses. There were no remaining net operating losses available to be utilized during the twenty-six weeks ended June 30, 1996.


Liquidity and Capital Resources


     During the twenty-six weeks ended June 30, 1996, the Company had gross operating funds flow of $6.5 million which consisted of net income of $3.5 million plus depreciation and amortization of $1.4 million and deferred taxes of $1.6 million; this funds flow financed an increase in trade accounts receivable of $4.5 million, inventories of $3.6 million and other current assets of $0.4 million offset by an increase in accrued expenses of $1.6 million, resulting in net cash used by operations of ($0.4) million. The increases in accounts receivable and inventories arose almost entirely from the Company's increased net sales during the period. Cash used by operations plus the issuance of notes payable of $1.0 million and proceeds from its initial public offering of approximately $18.7 million allowed the Company to pay down $16.1 million of indebtedness and to invest $4.3 million in property, plant and equipment.

     The Company had the following lines of credit and outstanding borrowings at June 30, 1996:


                                                               Amount            Interest
     Lender or                                              Outstanding at       Rate at
     Class of Securities              Type                  June 30, 1996      June 30, 1996     Maturity Date
     -------------------              ----                  --------------     -------------     -------------

     Comerica Bank           $10 million Line of Credit      $ 3,000,000            8.75%        May 1, 1998
     Bank of America
       N.T. & S.A.           $7 million Line of Credit            -                 8.72         July 15, 1996
     Confia S.A.             $2.2 million Line of Credit          -                 9.09         January 8, 1997
     AT&T Credit
       Corporation           Term Loan                         1,815,657           13.64         August 30, 1999
                                                              ----------
          Total                                              $ 4,815,657

     Under its several credit agreements, Elamex has committed to maintain: (a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25,
(c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. At June 30, 1996 the Company was in compliance with all material covenants related to its debt obligations.




                                  Page 7 of ___

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


     The Company's annual General Ordinary Stockholders' Meeting was held on April 18, 1996. At the meeting the following items were voted upon and passed:
(i) a resolution approving the Audited Financial Statements and Statutory Auditor's Report for the fiscal year ended December 31, 1995 and ratifying, confirming and approving all actions taken by the Board of Directors during 1995; (ii) a resolution dealing with the application of net income in accordance with Mexican law and the Company's By-Laws, in which $897,406 was applied to the stock repurchase fund; (iii) a resolution to elect Directors and the Statutory Auditor; (iv) a resolution appointing KPMG Peat Marwick LLP to be the Company's independent auditors for the fiscal year that will end on December 31, 1996; and
(v) a resolution approving payment of fees to the Board of Directors and the Statutory Auditor. Each of these resolutions received 4,250,000 votes in favor of passage. There were 3,150,000 abstentions. No negative votes, no withheld votes and no broker non-votes were recorded.

     The following nominees were elected to serve as Directors until the next annual General Ordinary Stockholders' Meeting. Voting for Directors was as follows:

         Nominee                                   For          Abstaining
     ---------------------------------------------------------------------
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



                                  Page 8 of ___

Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits


     Exhibit
     Number                                          Description
     -------                                         -----------

     3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*
     10.1 Modification Agreement Between Fonlyser, S.A. and Accel, S.A. de C.V., with a translation in English, and subsequent modification letter, with a translation in English.*
     10.2 Credit Agreement with Confia, S.A., with a summary in English, and renewal letter, with a translation in English.*
     10.3    Revolving  Credit  Agreement with Comerica Bank.*
     10.4 Contract for the Opening of Credit with Bancomer, S.A., with a summary of subsequent modifications in English.*
     10.5 Tax Sharing Agreement between Accel, S.A. de C.V. and Elamex, S.A. de C.V.*
     10.6    Lease of Elamex de Juarez Plant #3, with a translation in English.*
     10.7    Lease of Elamex de Juarez Plant #4, with a translation in English.*
     10.8    Lease of Elamex de Juarez Plant #5, with a translation in English.*
     10.9    Lease of Elamex de Juarez Plant #9.*
     10.10   Lease of Elamex de Nuevo Laredo Plant.*
     10.11   Lease of Elamex de Torreon Plant.*
     10.12   Executive Phantom Stock Plan.*

* Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-01768


     (b) No reports on Form 8-K were filed during the period covered by this report.


                                  Page 9 of ___

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                                   ELAMEX, S.A. de C.V.

     Date:________________             By: _____________________________________
                                                      Hector M. Raynal
                                           President and Chief Executive Officer
                                                  (Duly Authorized Officer)



     Date:________________             By: _____________________________________
                                                     Salvador Almeida
                                           Vice President of Finance and Chief
                                                    Financial Officer
                                               (Principal Financial Officer)




                                 Page 10 of ___

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.


PART I.  FINANCIAL INFORMATION



   Item 1.  Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995...............................1

            Consolidated Statements of Earnings for the thirteen and
              twenty-six weeks ended June 30, 1996 and July 2, 1995...........2

            Consolidated Statements of Cash Flows for the twenty-six
              weeks ended June 30, 1996 and July 2, 1995......................3

            Notes to Consolidated Financial Statements........................4



   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................6



PART II. OTHER INFORMATION



   Item 4.  Submission of Matters to a Vote of Security Holders...............8

   Item 6.  Exhibits and Reports on Form 8-K..................................9



SIGNATURES...................................................................10



                                 Page 11 of ___