Form 10-Q/A
period 1996-06-30
ELAMEX SA DE CV
filed 1996-08-23
CIK 1009302

- --------------------------------------------------------------------------------

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

This Amendment No. 1 on Form 10-Q/A (this "Amendment") does not make any substantive change to the Form 10-Q for the fiscal quarter ended June 30, 1996, as electronically filed with the Commission on August 6, 1996 (the "Original 10-Q"). This Amendment has been filed because, due to clerical error, the EDGARized Original 10-Q did not reflect the fact that the Original 10-Q had been signed and dated at the time of its filing.

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

                                 Yes  X     No
                                     ---       ---


         The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of July 9, 1996 was:
                                    7,400,000

- --------------------------------------------------------------------------------

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.


PART I.  FINANCIAL INFORMATION



   Item 1.  Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995...............................2

            Consolidated Statements of Earnings for the thirteen and
              twenty-six weeks ended June 30, 1996 and July 2, 1995...........3

            Consolidated Statements of Cash Flows for the twenty-six
              weeks ended June 30, 1996 and July 2, 1995......................4

            Notes to Consolidated Financial Statements........................5



   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7



PART II. OTHER INFORMATION



   Item 4.  Submission of Matters to a Vote of Security Holders...............9

   Item 6.  Exhibits and Reports on Form 8-K.................................10



SIGNATURES...................................................................11


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

                                                   ELAMEX, S.A. de C.V.

     Date:  August 6, 1996             By: /s/Hector M. Raynal
          ----------------                --------------------------------------
                                                      Hector M. Raynal
                                           President and Chief Executive Officer
                                                  (Duly Authorized Officer)



     Date:  August 6, 1996             By: /s/ Salvador Almeida
          ----------------                --------------------------------------
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

                                                   ELAMEX, S.A. de C.V.

     Date:  August 23, 1996             By: /s/Hector M. Raynal
          -----------------                -------------------------------------
                                                      Hector M. Raynal
                                           President and Chief Executive Officer
                                                  (Duly Authorized Officer)



     Date:  August 23, 1996             By: /s/ Salvador Almeida
          -----------------                -------------------------------------
                                                     Salvador Almeida
                                           Vice President of Finance and Chief
                                                    Financial Officer
                                               (Principal Financial Officer)