Form 10-K/A
period 1995-12-31
ELAMEX SA DE CV
filed 1996-08-26
CIK 1009302

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any amendment to this Form 10-K. [X]

         This Amendment No. 1 on Form 10K/A (this "Amendment") does not make any substantive change to the Form 10-K for the fiscal year ended December 31, 1995, as electronically filed with the the Commission on May 7, 1996 (the "Original 10-K"). This Amendment has been filed because, due to the clerical error, the EDGARized Original 10-K did not reflect the fact that the Original 10-K had been dated at the time of its filing.

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


- ---------
(a) Uncollectible accounts written off

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico on May 7, 1996.

                                          ELAMEX, S.A. de C.V.

                                          By:   /s/ SALVADOR ALMEIDA
                                                --------------------
                                                Salvador Almeida
                                                Vice President of Finance and
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 7, 1996 by the following persons on behalf of the registrant in the capacities indicated.

Signature                            Title                            Date
- ---------                            -----                            -----

/s/ ELOY S. VALLINA        Chairman of the Board of Directors       May 7, 1996
- -------------------
Eloy S. Vallina

/s/ FEDERICO BARRIO        Vice Chairman of the Board of Directors  May 7, 1996
- -------------------
Federico Barrio

/s/ JESUS ALVAREZ-MORODO   Vice Chairman of the Board of Directors  May 7, 1996
- ------------------------
Jesus Alvarez-Morodo

/s/ HECTOR M. RAYNAL       President, Chief Executive Officer and
- --------------------       Director (Principal Executive Officer)   May 7, 1996
Hector M. Raynal

/s/ JESUS E. VALLINA       Director                                 May 7, 1996
- --------------------
Jesus E. Vallina

/s/ RAFAEL VALLINA         Director                                 May 7, 1996
- ------------------
Rafael Vallina

/s/ EDUARDO L. GALLEGOS    Director                                 May 7, 1996
- -----------------------
Eduardo L. Gallegos

/s/ ISAURO ALFARO          Director                                 May 7, 1996
- -----------------
Isauro Alfaro

Signature                            Title                            Date
- ---------                            -----                            -----

/s/ ROBERT J. WHETTEN      Director                                 May 7, 1996
- ---------------------
Robert J. Whetten

 /s/ JERRY NEELY           Director                                 May 7, 1996
- ----------------
Jerry Neely

/s/ CHARLES H. DODSON      Director                                 May 7, 1996
- ---------------------
Charles H. Dodson

/s/ ANTONIO ELIAS          Director                                 May 7, 1996
- -----------------
Antonio Elias

/s/ SALVADOR ALMEIDA       Vice President-Finance and Chief
- --------------------       Financial Officer (Principal Financial
Salvador Almeida           Officer)                                 May 7, 1996

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Cuidad Juarez, Chihuahua, Mexico.

                                                  ELAMEX, S.A. de C.V.

Date:  August 23, 1996                 By:/s/ Hector M. Raynal
     -----------------                    -----------------------------------
                                                   Hector M. Raynal
                                          President and Chief Executive Officer
                                                  (duly Authorized Officer)


Dated:  August 23, 1996                 By:/s/ Salvador Almeida
      -----------------                    -----------------------------------
                                                    Salvador Almeida
                                            Vice President of Finance and Chief
                                                     Financial Officer
                                                 (Principal Financial Officer)