Form 10-Q
period 1996-09-29
ELAMEX SA DE CV
filed 1996-10-30
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ________________________________________

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 29, 1996
                                         ------------------
                                       OR

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

                                Yes __X__ No ____


         The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of October 2, 1996 was:

                                   7,400,000

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)
                                                                       September 29,      December 31,
                                                                           1996              1995
                                                                        (Unaudited)
                                                                      ----------------  ----------------

Assets
Current assets:
     Cash and cash equivalents                                      $       2,777,678         2,848,628
     Receivables:
        Trade accounts, less allowance for doubtful accounts               17,036,945        14,860,718
        Other                                                               1,942,824           831,740
                                                                      ----------------  ----------------
          Total receivables                                                18,979,769        15,692,458

     Inventories, net                                                      14,779,731        11,358,182
     Prepaid expenses                                                         818,878           686,766
                                                                      ----------------  ----------------
          Total current assets                                             37,356,056        30,586,034

Property, plant and equipment, net                                         27,045,317        24,022,728
Other assets, net                                                             310,798           501,726
                                                                      ----------------  ----------------
                                                                    $      64,712,171        55,110,488
                                                                      ================  ================
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                                  $       1,500,000         2,000,000
     Accounts payable                                                       6,862,785         7,134,943
     Accrued expenses                                                       3,170,712         1,902,198
     Current installments of long-term debt                                     -             2,691,054
     Current obligations of capital leases                                    329,287           565,555
     Taxes payable                                                          1,149,584           861,797
                                                                      ----------------  ----------------
          Total current liabilities                                        13,012,368        15,155,547

Subordinated debentures                                                         -             2,044,558
Long-term debt, excluding current installments                                  -            12,986,621
Capital lease obligations, excluding current
     obligations                                                               23,683           181,062
Other liabilities                                                             195,838           181,964
Deferred income taxes, net                                                  3,760,208         1,364,407
                                                                      ----------------  ----------------
          Total liabilities                                                16,992,097        31,914,159

Stockholders' equity:
     Preferred stock, authorized 50,000,000 shares, none
     issued                                                                     -                -
        or  outstanding
     Common stock, 7,400,000 and 5,000,000 shares issued and
        outstanding at September 29, 1996 and December 31, 1995            35,010,468        16,270,459
     Retained earnings                                                     12,709,606         6,925,870
                                                                      ----------------  ----------------
          Total stockholders' equity                                       47,720,074        23,196,329
                                                                      ----------------  ----------------

Commitments and contingencies                                                   -                -

                                                                    $      64,712,171        55,110,488
                                                                      ================  ================

See accompanying notes to consolidated financial statements.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)

                                                                13 weeks ended                     39 weeks ended
                                                       ---------------------------------  --------------------------------
                                                        September 29,      October 1,      September 29,     October 1,
                                                            1996              1995             1996             1995
                                                         (Unaudited)      (Unaudited)       (Unaudited)
                                                       ----------------  ---------------  ---------------- ---------------
Net sales                                            $      30,496,368       23,981,216        86,758,075      73,059,111
Cost of sales                                               25,097,059       20,566,724        72,262,592      62,409,977
                                                       ----------------  ---------------  ---------------- ---------------

            Gross Profit                                     5,399,309        3,414,492        14,495,483      10,649,134
                                                       ----------------  ---------------  ---------------- ---------------

Operating expenses:
       General and administrative                            1,956,638        1,378,134         5,312,498       4,031,287
       Selling                                                 196,719          173,650           530,434         493,129
                                                       ----------------  ---------------  ---------------- ---------------
            Total operating expenses                         2,153,357        1,551,784         5,842,932       4,524,416
                                                       ----------------  ---------------  ---------------- ---------------

            Operating income                                 3,245,952        1,862,708         8,652,551       6,124,718
                                                       ----------------  ---------------  ---------------- ---------------

Other income (expense):
       Interest income                                          89,774          268,508           191,411         908,046
       Interest expense                                      (224,363)        (681,524)         (859,952)     (1,741,157)
       Other, net                                               68,764           16,235           521,484         109,204
                                                       ----------------  ---------------  ---------------- ---------------
            Total other income (expense)                      (65,825)        (396,781)         (147,057)       (723,907)
                                                       ----------------  ---------------  ---------------- ---------------

            Income before income taxes                       3,180,127        1,465,927         8,505,494       5,400,811

       Income tax expense (benefit)                            860,010        (508,219)         2,721,758         459,762
                                                       ----------------  ---------------  ---------------- ---------------

            Net income                               $       2,320,117        1,974,146         5,783,736       4,941,049
                                                       ================  ===============  ================ ===============


       Net income per common share                   $            0.31             0.38              0.86            0.94
       Weighted average shares outstanding                   7,400,000        5,000,000         6,705,495       5,000,000
                                                       ================  ===============  ================ ===============

See accompanying notes to consolidated financial statements.



                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                               (In U. S. Dollars)

                                                                             39 weeks ended
                                                                   ----------------------------------
                                                                    September 29,        October 1,
                                                                        1996               1995
                                                                     (Unaudited)
                                                                   ----------------    --------------
Cash flows provided (used) by operating activities:
   Net income                                                    $       5,783,736         4,941,049
   Adjustments to reconcile net income to net cash provided (used)
      by operating activities:
       Depreciation and amortization                                     2,185,279         1,780,016
       Allowance for doubtful trade accounts receivable                    224,917          (66,661)
       Allowance for excess and obsolete inventory                         433,601           302,804
       Deferred income taxes, net                                        2,395,801            73,514
       Gain on disposal of equipment                                          -               (2,414)
    Change in assets and liabilities:
            Trade accounts receivable                                  (2,401,144)       (3,131,168)
            Other receivables                                          (1,111,084)           175,718
            Inventories                                                (3,855,150)       (4,568,353)
            Prepaid expenses                                             (132,112)          (81,605)
            Other assets                                                  (68,891)               878
            Accounts payable                                             (272,158)       (1,855,126)
            Accrued expenses and taxes payable                           1,556,301           580,376
            Other liabilities                                               13,874          (12,450)
                                                                   ----------------    --------------
                    Net cash provided (used) by operating                4,752,970       (1,863,422)
            activities
                                                                   ----------------    --------------

 Cash flows used by investing activities:
       Purchase of property, plant and equipment                       (4,948,049)       (2,430,192)
       Proceeds from disposal of equipment                                   -               16,771
                                                                   ----------------    --------------
                    Net cash used by investing                         (4,948,049)       (2,413,421)
            activities
                                                                   ----------------    --------------

 Cash flows provided by financing activities:
       Net increase (decrease) in notes payable                          (500,000)         5,000,000
       Proceeds from long-term debt                                      2,500,000         6,194,343
       Repayment of long-term debt                                    (20,222,233)        (3,708,334)
       Principal repayments of capital lease                             (393,647)          (448,934)
       obligations
       Proceeds from capital contributions                                   -             2,718,428
       Redemption of redeemable common stock                                 -            (4,018,444)
       Proceeds from sale of stock, net                                 18,740,009             -

                                                                   ----------------    --------------
                    Net cash provided by financing activities              124,129         5,737,059
                                                                   ----------------    --------------

Net increase (decrease) in cash and cash equivalents                      (70,950)         1,460,216

Cash and cash equivalents, beginning of period                           2,848,628         1,694,987
                                                                   ----------------    --------------

Cash and cash equivalents, end of period                         $       2,777,678         3,155,203
                                                                   ================    ==============


See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                               September 29, 1996
                                   (Unaudited)


(1)General
         The financial statements of Elamex, S.A. de C.V. and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While the management of the Company believes that the disclosures presented are adequate, interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1995 annual report on Form 10-K.

         In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week and thirty-nine-week periods ended September 29, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories
      Inventories consist of the following:

                                   September 29,       December 31,
                                        1996               1995
                                  ---------------    ---------------
Raw materials                      $  13,508,039         8,717,922
Work-in-process                        1,658,046         2,286,032
Finished goods                         1,518,614         1,825,595
                                   ---------------    ---------------

                                      16,684,699        12,829,549

Reserve for excess and obsolete
inventory                             (1,904,968)       (1,471,367)
                                   ---------------    ---------------

                                   $  14,779,731        11,358,182
                                   ===============    ===============


(3)  Purchase of property and plant
         During May 1996, the Company exercised an option to purchase from a related party two manufacturing facilities, located in Torreon and Chihuahua, Mexico. The purchase price of approximately $3,100,000 represents the fair market value as determined by an independent appraiser. The Company has a manufacturing operation at the Torreon facility and intends to establish an operation at the Chihuahua facility.


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

         During March 1996, the Company used proceeds from its initial public offering to pay approximately $15,900,000 of long-term debt and subordinated debentures, including accrued interest. A note payable to a financing corporation, with an unpaid balance of $1,790,174, due August 30, 1999 and bearing interest at a rate of 13.64% per annum, was prepaid on September 6, 1996.

                      ELAMEX, S.A. DE C.V.AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               (In U.S. Dollars)
                               September 29, 1996
                                  (Unaudited)


(5) Stockholders Equity
         On April 18, 1996, at the Company's annual stockholders' meeting, $897,406 of retained earnings was reserved for the future repurchase and cancellation of outstanding common stock.

(6) Commitments and Contingencies
         The Company is committed to purchase new FUJI CPVI Surface Mount Technology ("SMT") equipment with a cost of approximately $930,000. This equipment will be included as part of Property, plant and equipment in the fourth quarter of 1996.

(7) Foreign Currency Translation
         Included in "other" on the accompanying consolidated statements of operations are foreign exchange gains (losses) of $317,331 and ($158,028) for the thirty-nine weeks ended September 29, 1996 and October 1, 1995, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                    September 29,     December 31,
                                        1996              1995
                                    --------------    --------------

Cash and cash equivalents          $         0           73,000
Other receivables                    1,816,544          585,491
Prepaid expenses                       245,585          363,796
Other assets, net                       27,165           42,905
Accounts payable                      (744,628)        (101,662)
Accrued expenses                    (2,578,486)        (961,973)
Other liabilities                     (195,838)        (598,257)
                                    --------------    --------------

Net non-U.S. currency position     $(1,429,658)        (596,700)
                                   ==============    ==============


(8) Income Taxes
         Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of 32% for the twelve months ended December 31, 1996. The actual effective tax rate for the year ended December 31, 1996 may differ from that used to estimate taxes at September 29, 1996.

(9)  Earnings per Share
         Earnings per share of common stock ("EPS") for the thirty-nine weeks ended September 29, 1996 were calculated using the weighted average of common shares outstanding. EPS for the same period ended October 1, 1995 were calculated using the number of common shares outstanding immediately prior to the same date of the stock sale. The weighted average number of shares outstanding for the thirteen-week period ended September 29, 1996 was 7,400,000, and the number of shares used to determine EPS at October 1, 1995 was 5,000,000. Amounts attributed to the rights of holders of senior securities of $224,438 and $60,432 were deducted from net income in arriving at the earnings per share amount for the thirty-nine weeks and thirteen-weeks ended October 1, 1995, respectively. There were no amounts attributable to the rights of senior securities for the thirty-nine weeks ended September 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


  General

         The following table sets forth income statement data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.


                                                       Percentage of Net Sales

                                                         Thirteen weeks ended,      Thirty-nine weeks ended,
                                                      ---------------------------   ---------------------------
                                                      September 29,    October 1,   September 29     October 1,
                                                           1996            1995        1996           1995
                                                      -------------    ----------   ------------     ----------
                                                       (unaudited)    (unaudited)    (unaudited)   (unaudited)
Net sales...........................................      100.0%          100.0%      100.0%        100.0%
Cost of sales.......................................       82.3           85.8         83.3          85.4
Gross profit........................................       17.7           14.2         16.7          14.6
Selling, general and administrative expenses........        7.1            6.5          6.7           6.2
Operating income....................................       10.6            7.8         10.0           8.4
Other income (expense), net.........................       (0.2)          (1.7)        (0.2)         (1.0)
Income before income taxes..........................       10.4            6.1          9.8           7.4
Income tax expense (benefit)........................        2.8           (2.1)         3.1           0.6
Net income (loss)...................................        7.6            8.2          6.7           6.8



         Net Sales. Net sales for the thirteen weeks ended September 29, 1996 increased 27.2% to $30.5 million from $24.0 million in the comparable period of 1995. Net sales also increased for the thirty-nine week period ended September 29, 1996 by 18.8% to $86.8 million compared with $73.1 million in the comparable period in 1995. For the thirteen weeks ended September 29, 1996, the Company's sales mix changed slightly from that of the comparable period of 1995, as assembly sales were slightly increased. However for the thirty-nine weeks ended September 29, 1996, the sales mix remained unchanged due to a similar increase in both assembly and turnkey sales.

         Gross Profit. Gross profit increased 58.1% to $5.4 million for the thirteen weeks ended September 29, 1996, compared to $3.4 million for the same period of the prior year. Gross profit increased 36.1% to $14.5 million for the thirty-nine weeks ended September 29, 1996, compared to $10.6 million for the thirty-nine weeks ended October 1, 1995. Gross profit as a percentage of net sales ("Gross Margin") increased to 17.7% for the thirteen weeks ended September 29, 1996, from 14.2% for the thirteen weeks ended October 1, 1995; and to 16.7% for the thirty-nine weeks ended September 29, 1996, from 14.6% for the comparable period of 1995. These Gross Margin increases were due primarily to the growth in sales in addition to economies of scale in utilization of the Company's manufacturing facilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 38.8% to $2.2 million, or 7.1% of net sales, for the thirteen weeks ended September 29, 1996, as compared to $1.6 million, or 6.5% of net sales, for the thirteen weeks ended October 1, 1995. Selling, general and administrative expenses increased 29.1% to $5.8 million, or 6.7% of net sales for the thirty-nine weeks ended September 29, 1996, as compared to $4.5 million, or 6.2% of net sales for the thirty-nine weeks ended October 1, 1995. This increase resulted in part from an increase in costs associated with personnel restructuring in several departments, in addition to an increase in other corporate expenses.

         Operating Income. Operating income increased by 74.3% to $3.2 million, or 10.6% of net sales, for the thirteen weeks ended September 29, 1996, from $1.9 million, or 7.8% of net sales, for the thirteen weeks ended October 1, 1995. This item also increased by 41.3% to $8.7 million, or 10.0% of net sales, for the thirty-nine weeks ended September 29, 1996 from $6.1 million, or 8.4% of net sales, for the comparable period of 1995. These increases were attained as a result of the above factors, the most significant of which were the net sales increase, changes in sales mix and the economies of scale described under "-Gross Profit".

         Other income (expense), net. Other income (expenses) were ($0.1) million or (0.2)% of sales for the thirteen weeks ended September 29, 1996, compared with ($0.4) million or (1.7)% of net sales, for the thirteen weeks ended October 1, 1995. Other income (expenses) were ($0.1) million or (0.2)% of sales for the thirty-nine weeks ended September 29, 1996, compared with ($0.7) million or (1.0)% of net sales, for the thirty-nine weeks ended October 1, 1995. This decrease resulted principally from a translation loss on a foreign currency net asset position during 1995, which was not incurred in the 1996 period. Other factors contributing to the decrease were decreased borrowings and lower interest rates as compared with the same period of the prior year.

         Income tax. Income tax expense increased to $0.9 million, or 2.8% of net sales for the thirteen weeks ended September 29, 1996, from ($0.5) million or (2.1)% of net sales for the thirteen weeks ended October 1, 1995. Income tax expense increased to $2.7 million, or 3.1% of sales for the thirty-nine weeks ended September 29, 1996, from $0.5 million or 0.6% for the comparable period in 1995. The lower effective tax rate for the thirty-nine week period ended October 1, 1995 was due to the utilization of net operating losses. There were fewer net operating losses available to be utilized during the thirty-nine weeks ended September 29, 1996, resulting in a higher effective tax rate for this period.


Liquidity and Capital Resources


         During the thirty-nine weeks ended September 29, 1996, the Company had gross operating funds of $11.0 million, which consisted of net income of $5.8 million plus depreciation and amortization of $2.2 million in addition to deferred taxes and allowances of $3.0 million. This flow of funds financed an increase in accounts receivable of $3.5 million, inventories of $3.9 million and other current assets of $0.2 million, which were offset by a net increase in trade payables and accrued expenses of $1.3 million, resulting in net cash provided by operations of $4.8 million. The increases in accounts receivable and inventories were due to the Company's increased net sales during the period. Cash provided by operations plus the issuance of notes payable and long-term debt of $2.0 million and proceeds from its initial public offering of approximately $18.7 million allowed the Company to pay down $20.6 million of indebtedness and to invest $4.9 million in property, plant and equipment.

         The  Company  had  the  following   lines  of  credit  and  outstanding
borrowings at September 29, 1996:


                                                          Amount                    Interest
Lender or                                             Outstanding at                Rate at
Class of Securities         Type                      September 29, 1996          September 29, 1996      Maturity Date
-------------------         ----                      ------------------          -------------------     --------------
Comerica Bank           $10 million Line of Credit        $  -                       8.75%                 May 1, 1998
Bank of America
 N.T. & S.A.            $7 million Line of Credit          1,500,000                 8.75%                 April 7, 1997
Confia S.A.             $2.2 million Line of Credit          -                      9.125%                 January 8, 1997
                                                       ------------------
  Total                                                   $1,500,000




         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. At September 29, 1996 the Company was in compliance with all material covenants related to its debt obligations.

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Security Holders during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K.


  (a)      Exhibits

Exhibit
Number                            Description
-------                           -----------
3                     Estatutos Sociales (By-Laws) of the Registrant  (including
                      English translation).*
10.1 Modification Agreement Between Fonlyser, S.A. and Accel, S.A. de C.V., with a translation in English, and subsequent modification letter, with a translation in English.*
10.2                  Credit  Agreement  with  Confia,  S.A.,  with a summary in
                      English,   and  renewal  letter,  with  a  translation  in
                      English.*
10.3                  Revolving Credit Agreement with Comerica Bank.*
10.4                  Tax Sharing  Agreement  between  Accel,  S.A. de C.V.  and
                      Elamex S.A. de C.V.*
10.5 Lease of Elamex de Juarez Plant #3, with a translation in English.*
10.6 Lease of Elamex de Juarez Plant #4, with a translation in English.*
10.7 Lease of Elamex de Juarez Plant #5, with a translation in English.*
10.8                  Lease of Elamex de Juarez Plant #9.*
10.9                  Lease of Elamex de Nuevo Laredo Plant.*
10.10                 Executive Phantom Stock Plan.*


*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768


         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                                ELAMEX, S.A. de C.V.

Date: October 30, 1996                          By:/s/ Hector Raynal
                                                   -----------------------
                                                    Hector M. Raynal
                                                    President and  Chief
                                                    Executive Officer
                                                    (Duly Authorized Officer)



Date: October 30, 1996                          By:/s/ Jorge Torres
                                                   ------------------------
                                                   Jorge M. Torres Perez
                                                        Treasurer
                                                  (acting as Principal Financial
                                                   Officer)

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page No.


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets as of
        September 29, 1996 and December 31, 1995..........................1

        Consolidated Statements of Earnings for
        the thirteen and thirty-nine weeks
        ended September 29, 1996 and October 1, 1995......................2

        Consolidated Statements of Cash Flows for
        the thirty-nine weeks ended September 29,
        1996 and October 1, 1995..........................................3

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



SIGNATURES..............................................................10