Form 10-K
period 1996-12-31
ELAMEX SA DE CV
filed 1997-03-28
CIK 1009302

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              Commission file number
             DECEMBER 31ST, 1996                        0-27992

                              ELAMEX, S.A. DE C.V.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MEXICO                                       NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


           AVENIDA INSURGENTES NO. 4145-B OTE.
              Cd. JAUREZ, CHIHUAHUA  MEXICO                       C.P. 32340
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

  REGISTRANT  TELEPHONE NUMBER, INCLUDING AREA CODE:          (915) 774-8252
                                                            IN EL PASO, TEXAS

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 3, 1997 was: $37,583,437.50

     The number of shares of Class I Common Stock of the registrant outstanding as of March 3, 1997 was:
                                   7,400,000


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

ITEM 1. BUSINESS

     Elamex is a leading contract manufacturer located in Mexico, delivering high-quality finished goods to Original Equipment Manufacturers ("OEMs") based in North America pursuant to manufacturing contracts. Although functioning as independent contractor, the Company operates in material respects as a manufacturing arm of its customers, offering a rapid and cooperative response to the customers' needs. The Company focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex to full materials procurement and assembly contracts that are referred to in the industry as "turnkey" contracts. The Company frequently works with customers from product design and prototype stages through ongoing production, and provides manufacturing services for successive product generations.

     Elamex's OEM customers are primarily U.S. and Canadian companies, mainly in the electronics industry, as well as in the electromechanical, avionics and medical industries. The Company's revenues are in U.S. dollars and it obtains financing in U.S. dollars based on contracts with such U.S. and Canadian customers providing for payment in U.S. dollars. The Company's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border and the international's airport, rail and truck depots in El Paso Texas. Elamex currently operates or directs operations at 17 manufacturing facilities. The Company prepares financial statements in U.S. dollars in conformity with generally accepted accounting principles applicable in the U.S. ("U.S. GAAP") and also maintains certain financial information in conformity with generally accepted accounting principles applicable in Mexico ("Mexican GAAP").

     The Company was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which originally real estate, and later labor, were provided to foreign companies. This companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex's business has evolved from the early Maquiladora concept of supplying real estate and labor for foreign managers to its present status which includes management by Elamex, itself, of assembly services and turnkey manufacturing services. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, indirectly acquired a majority interest in the Company's operations.

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

     OEMs originally utilized contract manufacturing sources primarily to reduce labor costs in the production of electronic assemblies and to provide additional manufacturing capacity in times of peak demand. These early contract manufacturers typically were employed on an assembly basis in which the OEM provided the circuit and production designs, procured all components, frequently managed the production process and performed the final product testing. As contract manufacturers began to perform more management services, the relationship between OEMs and contract manufacturers became more strategic in nature, with the two now linked in a closer relationship in order to quickly deliver cost-effective, high-quality products to the marketplace. The practice of contract manufacturers providing management services has evolved into turnkey manufacturing, in which the contract manufacturer performs the procurement function and manages the assembly process. In Elamex's experience, procurement generates lower margins than assembly work, and Elamex believes the same is true for other contract manufacturers. However, Elamex has also found that parts and equipment procurement creates other advantages, such as greater control over the manufacturing process and increased customer satisfaction due to the reduction of an additional cost to the OEM. Elamex believes that the ability to provide these procurement advantages reinforces the strategic relationship between the OEM and the contract manufacturer.

     The Company believes that the strategic use of contract manufacturers has provided significant benefits to contract manufacturers and to OEMs. Contract manufacturers have benefited from the economies of scale resulting from larger and more frequent orders from OEMs, as well as from the strategic and operational benefits arising from the stability of longer-term relationships. OEMs have been able to reduce costs and increase flexibility through the use of contract manufacturers.

     The contract manufacturing industry is characterized by a high degree of customer and market concentration. According to Technology Forecasters, Inc., approximately 50% of the contract manufacturing industry's sales in 1995 were to the computer industry. While the Company does not currently perform a significant amount of manufacturing for the computer industry, it has found that margins on computer products it has manufactured are generally lower than those for other products the Company manufactures. The Company believes that the two largest customers of the average contract manufacturer account for in excess of 45% of sales for such contract manufacturer.

     The industry is also expected to grow significantly. Technology Forecasters, Inc. estimates that U.S.-Canadian demand for electronics contract manufacturing will grow from expenditures of approximately $22 billion in 1995 to approximately $63 billion by 1999, an average annual growth rate of approximately 30%, and that the worldwide electronics contract manufacturing industry will grow from expenditures of $46 billion in 1995 to approximately $117 billion by 1999, an average annual growth rate of approximately 26%. The Company believes that the integration of digital and wireless technologies into new products will help generate growth from several markets outside of the computer industry, such as telecommunications, industrial electronics and medical instrumentation. In addition to growth directly relating to the electronics industry, the Company believes that further growth for contract manufacturing will come from an increasing need for OEMs to reduce product time to market and to manage more complex product designs, inventories and component procurements.

MANUFACTURING SERVICES

     Elamex is a contract manufacturer in the electronics industry, as well as the electromechanical, avionics and medical industries. Elamex's work for the electronics and avionics industries includes the assembly of printed circuit boards with SMT, including SMT on flexible boards, plastic over-molding of SMT boards and other technologies. The Company's work for the electromechanical industry includes the manufacture of such electrical devices as switchboard components, outlet strips, smoke detectors, automatic timer switches and other devices that are not based on complex electronic circuitry, fiber optic cables and connectors, and the refurbishment of telephones. Elamex's work for the medical industry includes assembly surgery sets and band aid packaging. Many of these operations are conducted in special clean rooms.

     Approximately 28.5% of Elamex's net sales in 1996 were derived from assembly projects, in which Elamex provides manufacturing services, while the customer retains responsibility for parts procurement and, in some cases, direct management of Elamex's employees. Turnkey projects, which accounted for 71.5% of Elamex's net sales during 1996, are those in which Elamex is responsible for manufacturing and delivering the completed product. All turnkey projects involve manufacturing and assembly services and materials procurement. In these projects, Elamex buys raw materials from U.S. and worldwide suppliers, and then performs the required assembly work using those raw materials. The majority of the finished products are returned to the United States and the import duty, if any, is paid only on the value added during assembly plus the value of foreign content. When finished products are delivered from the United States to other countries, the customer pays the import duty, if any, imposed by such other country. Under The North America Free Trade Agreement ("NAFTA"), most products produced by Elamex are duty-free into the United States.

     As an independent-contractor-manufacturing-arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. The Company's manufacturing operations are structured to incorporate the complex design specifications of its customers' products and to respond rapidly to their design changes. Prior to commencing a manufacturing project, Elamex works closely with the OEM to determine the manufacturing operations and the organization, selection and training of the work force, with particular emphasis on sophisticated training techniques. In establishing a "total manufacturing solution" to its OEM customers, the Company provides expertise in managing the work force available at its facilities, assisting its customers with accounting and management functions, and handling customs, warehousing and other matters inherent in manufacturing in Mexico. In a further effort to create a "total manufacturing solution" relationship with its customers, the Company has improved communications and information reporting using electronic data interchange with its customers. Elamex maintains a microwave link across the border to El Paso, Texas, and as a result it can be reached through telephone numbers in the El Paso area code; this system also functions for electronic data interchange, fully integrating the Company into the U.S. telephone system.

     Approximately 77.1% of Elamex's net sales for 1996 were derived from the manufacture of electronic products. Over the last three decades, continuous advances have been made in the design of electronic components and in interconnection technologies. Prior to the 1980s, manufacturers developed the technique of PTH technology. In PTH assembly, electrical components such as integrated circuits are attached to printed circuit boards by means of pins or leads that are inserted into pre-drilled holes and soldered to the electrical circuits on the boards. As electronic devices required greater numbers of components with increasing functional density and more interconnections, manufacturers developed SMT. SMT eliminates the need for holes in the printed circuit board, permitting a higher number of leads than PTH and finer lead-to-lead spacings ("pitch"). This technology also allows components to be placed on both sides of a board. Both factors substantially reduce board size. SMT requires the use of more expensive automated assembly equipment and substantially more engineering expertise than PTH. Elamex has adopted SMT as the primary means of electronic assembly for a number of major products, including personal computers, computer peripheral products, communications equipment, navigational control systems, automotive sensors and audio mixing boards. The Company also produces complex wire cable assemblies, plastic over-molded SMT printed circuit boards and fiber optic cables and connectors.

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

     The Company's business is materially dependent on it's ability to produce products of uniformly high quality. The Company has established quality processes under International Standards Organization certification ISO 9002, military specifications of the U.S. Department of Defense and Good Manufacturing Practices certifications. Where appropriate, Elamex also works to achieve this objective using specialized "pick and place" automated equipment. To implement and maintain these quality goals, Elamex employs a large staff of professional engineers.

CUSTOMERS AND MARKETS

     The Company has attempted to balance its marketing efforts and manufacturing services between OEMs of industrial and professional products and those of consumer electronics products. Elamex customers are a diverse group of United States, Canadian and multinational OEMs, including Black & Decker Corp., Polaroid Corp., Xircom, Inc., Texas Instruments, Motorola, JBL Professional/Harman International, Lockheed Martin, Adtran and Siemens Rolm. Contracts with Elamex's five largest customers for 1996 accounted for approximately 66% of Elamex's committed contract revenues. Approximately 18%, 16% and 14% of the Company's net sales for 1996 were derived from sales to Black & Decker Corp., a manufacturer of home appliance consumer products, Polaroid Corp., a manufacturer of photographic consumer products and Xircom, Inc., a manufacturer of computer products, respectively, and approximately 23%, 18% and 16% of the Company's net sales 1995 were derived from sales to Polaroid Corp., Black & Decker Corp., and Xircom, Inc., respectively. Certain of the Company's contracts contain pricing mechanisms that are based on the Company's costs.

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

     Elamex has been qualified by the U.S. Department of Defense for manufacturing military and aerospace specifications products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been certified under ISO 9002, one of the highest total quality control standards in the world, at all of its facilities where Elamex manages the labor force.

     The Company's primary customers include Black & Decker Corp., Polaroid Corp., Xircom, Inc., ADC Telecommunications, Inc. and Texas Instruments.

     The chart below sets forth the Company's OEM customers by industry, the application for which Elamex manufactures products for such customers and the products and services provided by the Company.


       OEM CUSTOMER                 END USE                  OEM APPLICATION              ELAMEX PRODUCTS AND SERVICES

ADC Telecommunications      Telecommunications      PBX Telecommunications equipment   PBX/Switchboards & fiber optic
                                                                                       cable connection

Adtran                      Data Communications     Cable/telephone communications     Printed circuit boards
                                                    systems

American Sensors            Commercial              Smoke detectors                    Printed circuit boards & final
                                                                                       assembly

ASO Corporation             Medical                 Flexible bandages                  Bandage packaging
Austin Innovations          Commercial              Pet trainers                       Printed circuit boards & final
                                                                                       assembly

Black & Decker              Commercial              Power tool battery chargers        Printed circuit boards & final
                                                                                       assembly

Clinipad                    Medical                 Medical kits                       Surgical kits packaging

Honeywell                   Commercial              Home and building controls         Printed circuit boards
Infopak                     Computer                Palmtop computers                  Printed circuit boards & computer
                                                                                       assembly

Intermatic                  Commercial              Electronic timers, powerstrips,    Printed circuit boards & final
                                                    sensors                            assembly

JBL Professional/Harman     Commercial              Sound Mixers                       Printed circuit boards & final
  International                                                                        assembly

Lockheed Martin             Military/Aerospace      Military products                  Printed circuit boards & cables
Lucent Technologies         Telecommunications      Telephones                         Telephone equipment repair
Motorola                    Commercial              Semiconductors                     Semiconductors/mark test & packing
M. Stephens Manufacturing   Commercial              Electric connectors boxes          Painting, polishing assembly and
                                                                                       packaging of  Electric connector
                                                                                       boxes

Nintendo of America         Commercial              Video Game System                  Printed circuit boards and final
                                                                                       assembly
O.F. Mossberg & Sons        Commercial              Pump action shotguns               Fabrication of shotgun components
                                                                                       & safe deposit boxes
Plantronics                 Telecommunications      Telecommunications equipment       Printed circuit boards
Polaroid                    Commercial              Instant & industrial photographic  Flexible and rigid circuit
                                                    cameras                            boards/component assembly

Siemens/Rolm Systems        Telecommunications      PBX Telecommunications equipment   Switchboard repair
Sunflower                   Commercial              Marketing of promotional products  Packaging of promotional products
Texas Instruments           Industrial              Motor control circuits             Printed circuit boards
                            Automotive              Automotive control devices         Flexible printed circuit boards
                                                    (transducers)

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




SALES AND MARKETING

     The Company has pursued the diversification of its market segments and customer base and sought relationships with leading OEMs in the markets it serves. The Company's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico. In addition to the efforts of it's sales force, Elamex may pursue the growth through selective acquisitions.

COMPETITION

     The electronics assembly and the contract manufacturing industries are comprised of a large number of companies, several of which have achieved substantial market shares. Several of Elamex's competitors have significantly higher sales, primarily those manufacturers of high volume computer components where sales volume can be high. Elamex also faces competition from current and prospective customers who evaluate Elamex's capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on the type of service or geographic area. Certain of Elamex's competitors, including SCI Systems, Inc. and Solectron Corporation and divisions of International Business Machines Corp., Inc. have substantially greater resources than Elamex.

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

BACKLOG

     The Company's order backlog at December 31, 1996 was approximately $147.9 million, compared to order backlog at December 31, 1995 of approximately $115.2 million. Backlog consists of firm purchase orders, commitments and forecasts which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled, increased or canceled, backlog is not necessarily a meaningful indicator of future financial performance.

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

RAW MATERIALS

     Raw materials consist of electronic commodities, including integrated circuits, transistors and other solid state elements, printed circuit boards and other circuit elements, as well as components for electromechanical and medical assembly, many of which are provided by customers. Virtually all raw materials supplied by Elamex are purchased in Asia and the United States, with the larger part coming from the United States. Elamex believes that it is not materially dependent on any one supplier or group of suppliers; it purchased less than 6% of its supplies from its largest vendor in 1996. Certain vendors operate at full capacity from time to time and allocate their products among customers. Elamex believes that larger companies generally command larger allocations; however, because of its large-scale purchases of these products, Elamex also believes that it sometimes has greater bargaining power for particular products than its customers even though it may be smaller.

EMPLOYEES

     Elamex had 5,040 employees at December 31, 1996, of which 264 were employees subcontracted from Elamex de Torreon. In 15 active facilities currently used by Elamex in its manufacturing operations, 291 employees in four facilities are covered by collective bargaining agreements; all other employees of the Company at the remaining eleven facilities are not. Elamex believes that its labor relations are good in all of its facilities.

     Twenty-nine of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide to U.S.-resident employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

ENVIRONMENTAL COMPLIANCE

     The Company's operations are subject to the Mexican General Law of Ecological Stabilization and Environmental Protection (the "Ecological Law") and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the SECRETARIA DEL MEDIO AMBIENTE, RECURSOS NATURALES Y PESCA (the "Ministry of the Environment, Natural Resources and Fishing"). Since September 1990, each such company has been required to file several semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls and the disposition of industrial waste. The Company is licensed to handle radioactive materials, which are presently used in the manufacture of smoke alarms, and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, the Company is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of hazardous wastes generated by the Company that are derived from materials imported from the United States, a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property.

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

EXCHANGE RATES

     The following table sets forth, for the periods indicated, the high, low, average and period-end and free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.


YEAR ENDED                        HIGH(1)     LOW(1)     AVERAGE (2)      PERIOD END(1)
DECEMBER 31,                      -------     ------     -----------      -------------
------------

1990............................    Ps$.2.95   Ps$.2.68      Ps$.2.84         Ps$.2.95
1991............................        3.07       2.95          3.01             3.07
1992............................        3.14       3.06          3.08             3.12
1993............................        3.16       3.02          3.11             3.11
1994............................        5.00       3.11          3.35             5.00
1995............................        8.05       5.00          6.44             7.69
1996                                    8.05       7.33          7.60             7.86
1997 (through March 3)..........        7.97       7.74          7.82             7.97
------

SOURCE:  Ciemex Wefa Group
(1)      Daily rate at market close.
(2)      Average of daily rates.

ITEM 2. PROPERTIES

     The Company's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Set forth below are Elamex's principal manufacturing facilities:

 LOCATION        SQUARE FEET                   ACTIVITY                                LEASED/OWNED
 --------        -----------                   --------                                ------------

 Cd. Juarez        80,280   Electronic Equipment Assembly and Electronic Circuit     Leased(1)
                             Manufacturing

 Cd. Juarez        88,897   Electromechanical Part Assembly                          Leased
 Cd. Juarez        44,909   Electronic Circuit Manufacturing                         Leased
 Cd. Juarez        58,841   Medical Product Assembly                                 Owned(2)
 Cd. Juarez        43,034   Avionics Product Assembly                                Owned
 Cd. Juarez        64,866   Electromechanical Product Assembly                       Leased(1)
 Cd. Juarez        67,038   Medical Product Assembly                                 Owned
 Cd. Juarez        40,263   Electronic Equipment Assembly                            Leased
 Delicias          26,804   Electromechanical Product Assembly                       Leased
 Nuevo Laredo      60,658   Telephone Repair and Auto Part Assembly                  Owned
 Nuevo Laredo      43,917   Telephone Repair                                         Leased(1)
 Guadalajara       57,246   Testing of Electronic Semiconductors                     Owned(3)
 Torreon           55,845   Assembly of shotgun parts                                Owned
 Tijuana           55,647   Electromechanical product assembly                       Leased
 Tijuana           13,778   Electromechanical product assembly                       Leased


 Monterrey          22,098   Electromechanical product assembly                       Leased
 Praxedis           11,517   Electromechanical product assembly                       Leased
                    ------
      Total        835,638

-------
(1) Leased from a company controlled by Federico Barrio, a Director of the Company.

(2) A customer who leases this facility has an option under the lease to purchase the facility at fair market value.

(3)  Asset available for sale or lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various claims, actions and complaints, the ultimate disposition of which, in the opinion of management will not have a material adverse effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 1996 the stockholders of Elamex, S.A. de C.V. at a general ordinary annual stockholders meeting approved: (i) the business report on Elamex, S.A. de C.V. for 1995 fiscal year;(ii) the presentation of audited financial statements as of December 31, 1995 and the report by the statutory auditor; (iii) the proposal for application of Net Income; (iv) the election of Board of Directors, Secretary and Statutory Auditor; and (v) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Elamex, S.A. de C.V. for the fiscal year ending December 31, 1996;

On February 24, 1997 the stockholders of Elamex, S.A. de C.V. at an extraordinary stockholders meeting approved the merger of Kronos, Inc., formerly a wholly owned subsidiary of the Company, into Elamex, S.A. de C.V., effective December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

     The Company's Class I Common Stock, no par value ("Common Stock") has been traded on The Nasdaq National Market under symbol ELAMF since March 20, 1996. The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market Systems.

                                                    CLOSING SALES PRICE

          PERIOD                                  HIGH               LOW
-------------------------------------------------------------------------
March 20, 1996 - March 31, 1996                    9 1/8             8 7/8
April 1, 1996 - June 30, 1996                     10 3/8             8 7/8
July 1, 1996 - September 30, 1996                  9 7/8             8
October 1, 1996 - December 31, 1996               10 1/2             8 7/8
January 1, 1997 - March 14, 1997                  11 3/4             9

     The Company currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of the Company's existing bank credit lines impose limitations on the amount of dividends that Elamex may pay. Specifically, one limits the amount of dividends that may be declared, without the consent of the lender, to the prior year's net profits. Another credit agreement permits payment of dividends only if the Company has complied with all of its covenants and other obligations under such credit agreement. As of March 21, 1997, there were approximately 1,098 beneficial holders of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Although the Company is a Mexican Company located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company prepares consolidated financial statements in U.S. dollars in conformity with U.S. GAAP and also maintains certain financial information in conformity with Mexican GAAP. Except as otherwise stated herein, all monetary amounts in this report have been presented in U.S. dollars.

     The following table sets forth selected consolidated financial data of the Company as of and for each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996. Each of the Company's fiscal quarters is comprised of 13 weeks and ends on a Sunday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Form 10-K.

     The selected consolidated financial data presented below under the captions "Income Statement Data" for each of the years in the four-year period ended December 31, 1996 and "Balance Sheet Data" as of December 31, 1993, 1994, 1995 and 1996, set forth below, have been derived from consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996, and 1995, and for each of the years in the three-year period ended December 31, 1996, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1992 have been derived from unaudited financial data of predecessor entities. These historical results are not necessarily indicative of the results to be expected in the future.

                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                   1992 (1)         1993             1994        1995           1996
                                   --------         ----             ----        ----           ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA:
Net sales...............            $60,221      $70,244          $84,816     $97,544       $118,919
Gross profit............              6,977        9,524           10,210      14,972         18,683
Operating income........                980        2,617            2,748       8,788         10,366
EBITDA                                2,717        4,613            4,703      11,206         13,315
Other income (expense)..               (769)        (821)            (460)       (852)           136
Income tax provision(2).                256          622              743       1,727          2,575
Net income (loss).......               $(45)      $1,173           $1,545      $6,209         $7,927
Net income (loss) per                $(0.27)      $(0.03)           $0.23       $1.20          $1.15
  share (3)
BALANCE SHEET DATA:
Current assets..........            $16,227      $19,659          $23,360     $30,586        $38,955
Property, plant and                  22,211       22,582           22,684      24,023         28,611
  equipment, net.
Total assets............             39,718       43,259           46,783      55,110         67,976
Short-term debt and current
  maturities of long-term debt        4,959       12,017            2,830       5,257            564
Long-term debt, excluding
  current maturities....              7,433        8,603           16,176      15,212            923
Total stockholders' equity (4)       $9,160      $13,336          $14,495     $23,196        $49,864


------
(1) The Selected Consolidated Financial Data as of December 31, 1992 have been derived from unaudited financial data. Amounts from separate predecessor entities are included in the Selected Consolidated Financial Data. All material intercompany balances and transactions have been eliminated.

(2) The 1993 amount includes the cumulative effect of a change in accounting principle amounting to $375,000 resulting from the adoption of the Financial Accounting Standards Board's Statement of Financial Standards No. 109 ACCOUNTING FOR INCOME TAXES ("FAS 109") in 1993.

(3) 1996 Net income per share of Common Stock was calculated by dividing net income by the weighted average number of shares of Common Stock outstanding which was approximately 6.9 million shares, 1995 and previous years' net income
(loss) per share of common stock was calculated by dividing net income (loss) by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities.

(4) Does not include redeemable Preferred Stock and redeemable Common Stock as of December 31, 1992, 1993, and 1994 of $9,485, $3,406 and $3,792,
respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

GENERAL

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The Company was acquired by Accel, S.A. de C.V. and certain other investors in May 1990 and is controlled by Accel, S.A. de C.V. at present; however, the internal organizational structure has changed during this period. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the "Effective Date"), of Elamex Internacional with and into Elamex, S.A. de C.V.

     Although the Company is a Mexican corporation located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP and maintains certain financial information in accordance with Mexican GAAP.

EXCHANGE RATES; INFLATION

     The Company's results of operations are generally affected by changes in the exchange rate between Pesos and U.S. dollars as follows: In the case of an appreciation of value of the U.S. dollar against the Peso, the Company generally experiences a benefit because its revenues are denominated in U.S. dollars and certain of its costs and expenses are denominated in Pesos. This benefit will be reduced by relative inflation in the Peso versus the U.S. dollar, as well as by inflation within Mexico and by competitive pressures from the Company's customers. In the case of a depreciation of the U.S. dollar against the Peso, the Company generally experiences a detriment mirroring the situation as to appreciation of the dollar, and this detriment will similarly be reduced by relative inflation in the U.S. dollar against the Peso and increased pricing by the Company.

     On October 26, 1996, the Mexican government signed a pact with labor and business representatives called the Alliance for Economic Growth (the "Alliance"). The Alliance defines a macroeconomic policy designed to support Mexico's economic recovery and promote future growth. By its provisions, the minimum wage rate was increased by 17% effective December 1996. Also, over the 12 months following execution of the Alliance, utility charges will increase an average of approximately 20%. Under the Alliance the Mexican government will attempt to boost the economy by providing tax incentives for new business investments, while utilizing wage and price controls to contain inflation. As part of the Alliance the Mexican government has committed to maintaining a free flotation system for the Peso in the international currency markets. The Alliance also calls for development of social and rural programs. The impact of the Alliance on the Company or the Mexican economy cannot be accurately predicted.

CERTAIN ACCOUNTING POLICIES

     Direct manufacturing contract costs related to initial manufacturing layout and setup for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment are capitalized and are amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the year ended December 31, 1996 and 1995. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, the Company also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/New Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

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

     Statutory employee profit sharing was $159,731 or an effective rate of 1.52% of income before taxes, for the year ended December 31, 1996, compared to $120,474 or an effective rate of 1.52% of income before taxes, for the year ended December 31, 1995 and $185,923 or an effective rate of 8.13% of income before taxes, for the year ended December 31, 1994.

RESULTS OF OPERATIONS

GENERAL

     The following table sets forth income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                             PERCENTAGE OF NET SALES

                                             YEAR ENDED DECEMBER 31,

                                               1994        1995        1996
                                               ----        ----        ----

Net sales................................     100.0%      100.0%      100.0%
Cost of sales............................      88.0        84.7        84.3
Gross profit.............................      12.0        15.3        15.7
Selling, general and
     administrative expenses.............       8.8         6.3         7.0
Operating income.........................       3.2         9.0         8.7
Other income (expense)...................     (0.5)       (0.9)         0.1
Income before taxes......................       2.7         8.1         8.8
Income tax provision.....................       0.9         1.8         2.2
Net income (loss)........................       1.8         6.4         6.7


1996 COMPARED TO 1995

NET SALES. Net sales increased 22% to $118.9 million in 1996 from $97.5 million in 1995. The increase was attributable principally to increased dollar volume of turnkey sales to existing customers, and, to a lesser extent, an expansion of business from new customers in 1996.

GROSS PROFIT. Gross profit increased by $3.7 million, or 24.8%, to $18.7 million in 1996 compared to $15.0 million for the prior year. Gross profit as a percentage of net sales ("gross margin") increased to 15.7% in 1996 from 15.3% in 1995 due primarily to a shift in the Company's sales mix toward higher assembly-only services rather than turnkey services. Better utilization of the Company's manufacturing facilities also contributed to the increased gross margin, as manufacturing overhead increased at a lower rate than net sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.5% to $8.3 million, or 7.0% of net sales, in the year ended December 31, 1996, as compared to $6.2 million, or 6.3% of net sales, in the year ended December 31, 1995. This increase resulted in part from the additional cost involved of a public company, an increase in the administrative manufacturing infrastructure and the reinforcement of the supply chain management processes.

     Of the Company's aggregate cost of sales and selling, general and administrative expenses in 1996, approximately 30.3% was incurred in Pesos, compared to approximately 29.7% in 1995.

OPERATING INCOME. Operating income increased by 18.0% to $10.4 million, or 8.7% of net sales, during the year ended December 31, 1996 from $8.8 million, or 9.0% of net sales, during the year ended December 31, 1995, as a result of the above factors, the most significant of which were changes in the sales mix, turnkey operations and the economies of scale described under "-Gross Profit" and "-Selling, General and Administrative Expenses" above.

OTHER INCOME (EXPENSE). Interest and other expenses decreased by $1.0 million to $0.1 million, or 0.1% of net sales, for the year ended December 31, 1996, from $(0.9) million or (0.9)% of net sales, for the year ended December 31, 1995. This decrease resulted principally from lower rates and decreased borrowings during the period as a result of the public offering proceeds, partially offset by less interest income on short term investments.


1995 COMPARED TO 1994

NET SALES. Net sales increased 15% to $97.5 million in 1995 from $84.8 million in 1994. The increase was attributable principally to increased dollar volume of turnkey sales to existing customers, and, to a lesser extent, an expansion of business from new customers in 1995.

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

OTHER INCOME (EXPENSE). Interest and other expenses increased by $0.4 million to $(0.9) million, or (0.9)% of net sales, in the year ended December 31, 1995, from $(0.5) million or (0.5)% of net sales, in the year ended December 31, 1994. This increase resulted principally from higher rates and increased borrowings required to support the Company's working capital growth needs during the period, offset by interest increases on deposits, principally in Mexican banks, during a period of high Mexican interest rates.

INCOME TAX; ASSETS TAX

     Under Mexican tax law as presently in effect, Mexican companies must pay the greater of the income tax or the assets tax. The corporate income tax rate is 34% . For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses, updated to recognize the effects of inflation, may be carried forward ten years succeeding the year of the loss.

     Previously paid assets tax, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year for ten years following the payment of the tax. In addition, tax net operating loss carryforwards can be utilized by the Mexican company that incurred the losses. The amounts of the Company's asset tax and net operating loss carryforwards at December 31, 1996 and 1995 are set forth in Note 7 to the Consolidated Financial Statements.

     The Mexican asset tax was a 2% tax on assets for 1994 and prior years, and a 1.8% tax on assets for 1995 and later years, computed by recognizing certain effects of inflation, and by reducing the asset base by the amount of certain liabilities. The asset tax operates like an alternative minimum tax in the U.S.

     The Company's effective tax rate was 121% in 1992 (principally due to imposition of the assets tax as the Company relied on net operating loss carryforwards to reduce its income tax to an amount that was less than the assets tax), 13.8% in 1993, 32.5% in 1994, 21.8% in 1995 and 24.5% in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     In recent years the Company has experienced significantly increased working capital needs as its business has grown and there has been an increase in the number of turnkey projects requiring purchases of materials by the Company. At December 31, 1996, the Company had working capital (defined as inventory plus trade and other accounts receivable minus accounts payable) of $23.3 million compared to $19.9 million at December 31, 1995. This increase was due to growth in inventories and accounts receivable associated with an increase in sales, especially those related to turnkey contracts.

     During the year ended December 31, 1996, the Company had gross operating activities of $14.1 million, which consisted of net income of $7.9 million plus depreciation and amortization of $2.9 million in addition to deferred taxes and allowances of $3.3 million. This flow of activities financed an increase in accounts receivable of $0.7 million and inventories of $5.3 million, which were offset by a net increase in trade payables and accrued expenses of $2.7 million, resulting in net cash provided by operations of $10.9 million. The increases in accounts receivable and inventories were due to the Company's increased net sales during the period. Cash provided by operations plus proceeds from financing of equipment of $1.3 million and proceeds from its initial public offering of approximately $18.7 million allowed the Company to pay down $20.3 million of indebtedness and to invest $7.2 million in property, plant and equipment.

     In 1996 EBITDA was $13.3 or 11.2% of net sales, and capital expenditures were $7.2 million. EBITDA in 1996 increased 18.8% over 1995. In 1995 EBITDA was $11.2 million. EBITDA is defined by the Company as net income before interest, income taxes, depreciation and amortization. EBITDA is presented in this discussion of liquidity and capital resource because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as measure of the Company's profitability or liquidity. In addition, this measure of EBITDA might not be comparable to measures as defined and reported by other companies.

     The Company had the following lines of credit and outstanding borrowings at December 31, 1996:


LENDER OR CLASS OF                 TYPE                   AMOUNT               INTEREST            MATURITY DATE
SECURITIES                         ----             OUTSTANDING AS OF          RATE AS OF          -------------
----------                                          DECEMBER 31, 1996      DECEMBER 31, 1996
                                                    -----------------      -----------------

Comerica Bank             $10 million Line of
                          Credit                             -                   8.75%         May 1, 1999

Bank of America N.T. &    $10 million Line of
  S.A.                    Credit                             -                   8.63          December 15, 1999

Confia S.A......(1)       $2.2 million Line of
                          Credit                                                 9.13          January 8, 1997

Norwest Bank El Paso      $5 million Line of
                          Credit                             -                   8.25          December 6, 2001

Amplicon Financial        $1.3 million capital
                          lease                                1,306,427         7.92          December 15, 1999
                                                               ---------


     Total.........                                           $1,306,427

------

(1)  Line of credit under renewal.

     Effective March 19, 1996 the Company successfully completed an Initial Public Offering of 2,400,000 shares of Class I Common Stock, no par value, the net proceeds of which totaled approximately $18,700,000 and were used to pay down $15,900,000 of outstanding debt and Subordinated Debentures. The remaining $2,800,000 was used as working capital.

     Under its several credit agreements, Elamex has committed to maintain: (a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25,
(c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies who are not a party to one of the debt agreements. During the last three years, the Company has been in compliance with all material covenants related to its debt obligations and credit agreements.

     The Company has entered into a certain capital lease transaction to lease machinery and equipment with an original cost of approximately $1.3 million in 1996. The future minimum rental payments under this equipment lease and other capital leases are $658,167 in 1997, $509,981 in 1998 and $490,663 in 1999. See
Note 6 to the Consolidated Financial Statements for further information regarding operating lease commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

                              KPMG Peat Marwick LLP

El Paso, Texas
February 27, 1997

                                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                                            Consolidated Balance Sheets
                                                (In U. S. Dollars)

                                                                               DECEMBER 31,
                                                                               ------------

              ASSETS                                                    1996                1995
                                                                        ----                ----

Current assets:
    Cash and cash equivalents                                      $    6,269,825          2,848,628
    Receivables (note 5):
       Trade accounts, less allowance for doubtful accounts
          ($525,029 in 1996 and $148,629 in 1995)                      13,944,948         14,860,718
       Other receivables                                                2,047,019            831,740
                                                                       ----------         ----------

              Total receivables                                        15,991,967         15,692,458
                                                                       ----------         ----------

    Inventories, net (note 3)                                          16,200,149         11,358,182
    Prepaid expenses                                                      492,933            686,766
                                                                       ----------         ----------

              Total current assets                                     38,954,874         30,586,034

Property, plant and equipment, net (notes 4 and 5)                     28,610,719         24,022,728
Other assets, net                                                         410,460            501,726
                                                                       ----------         ----------

                                                                    $  67,976,053         55,110,488
                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable (note 5)                                         $      -                2,000,000
    Accounts payable                                                    8,886,613          7,134,943
    Accrued expenses                                                    2,292,682          1,746,074
    Current installments of long-term debt (note 5)                       -                2,691,054
    Current obligations of capital leases (note 6)                        564,216            565,555
    Taxes payable                                                       1,286,132            861,797
    Deferred income taxes (note 7)                                      1,379,783            -
    Due to related parties (note 12)                                       86,743            156,124
                                                                       ----------       ------------

              Total current liabilities                                14,496,169         15,155,547

Subordinated debentures (note 12)                                         -                2,044,558
Long-term debt, excluding current installments (note 5)                   -               12,986,621
Capital lease obligations, excluding current obligations (note 6)         923,273            181,062
Other liabilities                                                         212,403            181,964
Deferred income taxes (note 7)                                          2,480,399          1,364,407
                                                                       ----------        -----------

              Total liabilities                                        18,112,244         31,914,159
                                                                       ----------         ----------

Stockholders' equity (notes 8 and 9):

    Preferred stock, authorized 50,000,000 shares, none issued
       or outstanding                                                     -                  -
    Common stock, authorized 22,400,000 shares, 7,400,000 and,
       5,000,000 shares issued and outstanding in 1996 and 1995,
        respectively                                                   35,010,468         16,270,459
    Retained earnings                                                  14,853,341          6,925,870
                                                                       ----------        -----------

              Total stockholders' equity                               49,863,809         23,196,329
                                                                       ----------         ----------

Commitments and contingencies (notes 6, 9 and 13)                         -                  -
                                                                   $   67,976,053         55,110,488
                                                                       ==========         ==========

See accompanying notes to consolidated financial statements.

                                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                                        Consolidated Statements of Earnings
                                                (In U. S. Dollars)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                   1996                1995              1994
                                                                   ----                ----              ----

Net sales                                                      $  118,918,913          97,543,581        84,816,306
Cost of sales                                                     100,236,384          82,571,960        74,605,956
                                                                  -----------         ----------         ----------

          Gross profit                                             18,682,529          14,971,621        10,210,350
                                                                 ------------          ----------        ----------

Operating expenses:

    General and administrative                                      7,630,870           5,560,356         6,658,530
    Selling                                                           685,544             622,811           803,918
                                                               --------------        ------------      ------------

          Total operating expenses                                  8,316,414           6,183,167         7,462,448
                                                                -------------         -----------       -----------

          Operating income                                         10,366,115           8,788,454         2,747,902
                                                                 ------------         -----------       -----------

Other income (expense):

    Interest income                                                   255,362             965,341           153,191
    Interest expense                                                 (944,003)         (2,359,451)       (1,689,986)
    Other, net                                                        825,076             541,799         1,077,048
                                                               --------------        ------------       -----------

          Total other income (expense)                                136,435            (852,311)         (459,747)
                                                               --------------        ------------      -------------

          Income before income taxes                               10,502,550           7,936,143         2,288,155

    Income tax provision (note 7)                                   2,575,079           1,727,000           742,902
                                                                -------------         -----------      ------------

          Net income                                        $       7,927,471           6,209,143         1,545,253
                                                                =============         ===========       ===========


          Net income per common share
               (note 14)                                     $           1.15                1.20             0.23
                                                                         ====                ====             ====

Weighted average shares outstanding                                6,880,548           5,000,000         5,000,000


See accompanying notes to consolidated financial statements.

                                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                                  Consolidated Statements of Stockholders' Equity
                                                (In U. S. Dollars)

                                                                                Retained               Total
                                                        Common                  Earnings          Stockholders'
                                                         Stock                 (Deficit)             Equity
                                                         -----                 ---------             ------

Balances at December 31, 1993                           $   13,552,031            (215,646)           13,336,385

   Net income                                                  -                 1,545,253             1,545,253
   Accretion of redemption premium
       on redeemable common stock                              -                  (386,442)             (386,442)
                                                        --------------          ----------          ------------

Balances at December 31, 1994                               13,552,031             943,165            14,495,196

   Net income                                                  -                 6,209,143             6,209,143
   Cash capital contribution                                 2,718,428             -                   2,718,428
   Redemption of common stock                              (16,270,459)            -                 (16,270,459)
   Issuance of common stock                                 16,270,459             -                  16,270,459
   Accretion of redemption premium
       on redeemable common stock                              -                  (226,438)             (226,438)
                                                        --------------          ----------          ------------

Balances at December 31, 1995                               16,270,459           6,925,870            23,196,329

   Net income                                                  -                 7,927,471             7,927,471

   Proceeds from sale of common
       stock, net                                           18,740,009             -                  18,740,009
                                                        --------------          ----------          ------------

Balances at December 31, 1996                           $   35,010,468          14,853,341            49,863,809
                                                        ==============          ==========          ============


See accompanying notes to consolidated financial statements.





                                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows
                                                (In U. S. Dollars)

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------

                                                                         1996             1995            1994
                                                                         ----             ----            ----
Cash flows provided by operating activities:

    Net income                                                        $  7,927,471        6,209,143       1,545,253
    Adjustments to reconcile net income to net cash
       provided by operating activities:

          Depreciation and amortization                                  2,948,887        2,417,583       1,954,699
          Allowance for doubtful trade accounts receivable                 376,400          (45,103)        146,241
          Allowance for excess and obsolete inventory                      426,358          608,777         647,719
          Deferred income taxes, net                                     2,495,775        1,364,407         -
          (Gain) loss on disposal of equipment                             -                 (2,414)         56,789
          Change in assets and liabilities:

              Trade accounts receivable                                    539,370       (3,040,022)     (2,502,993)
              Other receivables                                         (1,215,279)         (63,526)        (80,757)
              Inventories                                               (5,268,325)      (3,093,396)     (1,661,107)
              Prepaid expenses                                             193,833         (438,953)       (111,611)
              Other assets                                                (224,071)          39,396         111,214
              Accounts payable                                           1,751,670          (99,007)      4,079,246
              Accrued expenses, related
                 parties, and taxes payable                                901,562          723,468        (270,169)
              Other liabilities                                             30,439          (33,486)        (24,821)
                                                                     -------------      -----------   -------------

                    Net cash provided by operating

                        activities                                      10,884,090        4,546,867       3,889,703
                                                                     -------------      -----------   -------------


Cash flows used by investing activities:

    Purchase of property, plant and equipment                           (7,221,541)      (3,572,668)     (2,188,736)
    Proceeds from disposal of equipment                                    -                 16,771         242,968
                                                                     -------------      -----------   -------------


                    Net cash used by investing activities               (7,221,541)      (3,555,897)     (1,945,768)
                                                                     -------------      -----------   -------------

Cash flows provided (used) by financing activities:

    Repayments of debt due to a related party                              -                -              (191,007)
    Net increase (decrease) in notes payable                            (2,000,000)       2,000,000     (10,300,000)
    Proceeds from issuance of long-term debt                               -              8,394,341      10,400,000
    Repayment of long-term debt                                        (17,722,233)      (8,366,666)     (1,166,666)
    Principal repayments of capital lease obligations                     (565,555)        (564,988)       (547,256)
    Proceeds from financing of equipment                                 1,306,427          -               -
    Proceeds from capital contributions                                    -              2,718,428         -
    Redemption of redeemable common stock                                  -             (4,018,444)        -
    Proceeds from sale of stock, net                                    18,740,009          -                    -
                                                                     -------------      -----------   -------------

                    Net cash provided (used) by financing

                        activities                                        (241,352)         162,671      (1,804,929)
                                                                     -------------      -----------   -------------

Net increase in cash and cash equivalents                                3,421,197        1,153,641         139,006

Cash and cash equivalents, beginning of year                             2,848,628        1,694,987       1,555,981
                                                                     -------------      -----------   -------------

Cash and cash equivalents, end of year                                $  6,269,825        2,848,628       1,694,987
                                                                     =============      ===========   =============


See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

 (1)   ORGANIZATION AND BASIS OF PRESENTATION

       COMPANY BACKGROUND

       Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are Mexican companies, incorporated under the laws of Mexico. Elamex provides contract assembly services and turnkey manufacturing services to customers primarily located in the United States and Canada. The Company manufactures products mainly for companies in the electronics industry as well as in the electromechanical, avionics, and medical industries. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Nuevo Laredo, Guadalajara, Monterrey, Tijuana, and Delicias, Mexico. Although the organizational structure of Elamex changed during 1995, the business has operated under the control of substantially the same investor group since May 1990.

       The Company is a subsidiary of Accel, S.A. de C.V. (Accel) which owns approximately 51% of the Company's issued and outstanding common shares at December 31, 1996. As presented in these financial statements, the Company was formed effective October 1, 1995 (the "Effective Date") by means of a merger transaction between the predecessor to Elamex and its parent holding company, Elamex Internacional, S.A. de C.V. ("Internacional"). The merger was accounted for in a manner similar to a pooling of interests due to common control of the merged entities. As part of the merger transaction, the stock of Elamex, S.A. de C.V. was canceled and replaced by shares issued to Internacional's stockholders proportionate to their ownership interest. Internacional's stock was subsequently canceled.

       BASIS OF PRESENTATION

       These financial statements and accompanying notes are prepared in U.S.
           dollars, the functional and reporting currency of Elamex. The consolidated financial statements include the financial position at December 31, 1996 and 1995 and results of operations for the three years ended December 31, 1996 of:

           - Elamex Internacional, S.A. de C.V., whose assets and liabilities were merged into Elamex on the Effective Date.

           - Elamex, S.A. de C.V., a wholly-owned subsidiary of Internacional prior to the Effective Date.

           - Servicios Administrativos Elamex, S.A. de C.V. (Servicios) a wholly-owned subsidiary of Internacional prior to the Effective Date; now wholly owned by Elamex.

           - Kronos, Inc., a subsidiary of Internacional prior to the Effective Date, merged into Elamex, S.A. de C.V. as of December 31, 1996.

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

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican pesos, of approximately $957,000 and $73,000, at December 31, 1996 and 1995, respectively, and deposits denominated in U.S. dollars of approximately $2,801,000 and $2,426,000 at December 31, 1996 and 1995, respectively, in U.S. banks. The Company had approximately $2,512,000 and $350,000 of short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks and offshore branches of Mexican banks at December 31, 1996 and 1995, respectively.

       FOREIGN CURRENCY TRANSLATION

       The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and translation of balance sheet amounts are reflected in net income. Included in "other, net" on the accompanying consolidated statements of earnings are foreign exchange gains of $437,845, $238,545, and $950,004 for the years ended December 31, 1996, 1995, and 1994, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are translated at the rates in effect at the time the relevant transaction was recorded and all other assets and liabilities are translated at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are translated at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in pesos are summarized as follows in U.S. dollars at the translation rate published in the DIARIO OFICIAL DE LA FEDERACIUN (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period-end:

                                                             1996            1995
                                                             ----            ----
              Cash and cash equivalents                  $     957,000         73,000
              Other receivables                              1,634,700        585,491
              Prepaid expenses                                 218,142        363,796
              Other assets, net                                 26,064         42,905
              Accounts payable                              (1,542,331)      (101,662)
              Accrued expenses and other liabilities        (2,206,667)    (1,560,230)
                                                            ----------      ---------

              Net foreign currency position              $    (913,092)      (596,700)
                                                           ===========     ==========

       In addition, the Company has recorded a net deferred tax liability pursuant to FAS 109, ACCOUNTING FOR INCOME TAXES (note 7). The recorded amount of $3,860,182 represents the net dollar denominated value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax basis.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       FOREIGN EXCHANGE INSTRUMENTS

       Effective January 1995, the Company adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The Company had no open hedge contracts at December 31, 1996 or 1995. However, as of December 31, 1994, the Company had an outstanding commitment to sell U.S. dollars for Mexican pesos. The Company realized a loss of approximately $1,060,000 on this contract, which is recorded in cost of sales and general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1995.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead. Overhead content in ending inventory at December 31, 1996 and 1995 was approximately $451,000 and $471,000, respectively. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Plant and equipment under capital leases are stated at the lower of their fair value at the inception of the lease or the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the shorter of related lease terms or estimated useful lives of the assets. The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and improvements.

       NET INCOME PER SHARE

       Net income per share of common stock for the year ended December 31, 1996 was calculated by dividing net income by the weighted average number of common shares outstanding for the year.

       Net income per share of common stock for 1995 and 1994 was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities in the amounts of $226,438, and $386,442 for the years ended December 31, 1995, and 1994, respectively.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       INCOME TAXES

       The Company accounts for income taxes under the asset and liability method, as required by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, ACCOUNTING FOR INCOME TAXES (FAS 109). Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

       EMPLOYEES' STATUTORY PROFIT SHARING

       A provision, when material, for deferred employees' statutory profit sharing is computed on income subject to statutory profit sharing which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit sharing and book purposes.

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

       ACCOUNTING FOR ASSET IMPAIRMENT

       The Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121,
           ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS 121), effective January 1, 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS 121 did not have a material adverse impact on the Company's financial position or the results of its operations.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       ACCOUNTING FOR STOCK-BASED COMPENSATION

       The Company is required to adopt STATEMENT OF FINANCIAL ACCOUNTING
           STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123), upon issuance of shares under stock-based compensation plans. FAS 123 defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting. The statement also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them.

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

       The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 1996 because of the relatively short maturity of these instruments. Capital lease obligations primarily represent obligations recorded at the present value of the minimum lease payments, at the inception of the lease agreement, in December 1996. Accordingly, the carrying value of capital lease obligations approximated the fair value as of December 31, 1996.

(3)    INVENTORIES

       Inventories consist of the following:

                                                  1996                1995
                                                  ----                ----

              Raw materials                   $  12,998,270          8,717,922
              Work-in-process                     3,138,189          2,286,032
              Finished goods                      1,961,415          1,825,595
                                                -----------        -----------

                                                 18,097,874         12,829,549

              Less reserve for excess and
                 obsolete inventory               1,897,725          1,471,367
                                                -----------        -----------

                                              $  16,200,149         11,358,182
                                                 ==========         ==========

       The reserve for excess and obsolete inventory is charged against cost of sales and was increased by $426,358 and $608,777 for the years ended December 31, 1996 and 1995, respectively.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(4)    PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment, all of which is located in Mexico, is as follows:

                               Estimated
                             Useful Lives
                                  (YEARS)             1996                1995
                             ----------------         ----                ----

   Land                              -             $  5,211,096       4,711,793
   Buildings                        20               13,197,575      10,556,598
   Machinery and equipment        3 - 10             19,963,535      16,678,864
   Leasehold improvements            5                1,386,811         755,357
   Vehicles                          5                  148,630         111,400
   Construction-in-progress          -                  127,906               -
                                                    -----------      ----------
                                                     40,035,553      32,814,012

   Less accumulated depreciation
      and amortization                               11,424,834       8,791,284
                                                     ----------     -----------

                                                   $ 28,610,719      24,022,728
                                                     ==========      ==========

       Included in property, plant and equipment is $2,206,676 and $3,371,054 of machinery and equipment under capital leases and $729,358 and $2,460,524 in related accumulated amortization at December 31, 1996 and 1995, respectively.

(5)    NOTES PAYABLE AND LONG-TERM DEBT

       At December 31, 1996, the Company had a $2,200,000 short-term credit facility, with a bank, with an adjusted interest rate of LIBOR, plus 3 to 5%. The availability has been reduced by a letter of credit for $200,000. The line is secured by certain equipment. Promissory notes under the line are renewable, with adjusted interest rates, and are due 90 days or 180 days after issuance. Interest on the promissory notes is payable at each note maturity. The facility matured on January 8, 1997 and is in the process of being renewed.

       At December 31, 1995, the Company had $2,000,000 outstanding on one credit facility. At December 31, 1995, the note bore interest at LIBOR plus 3.125%. The Company paid off the note during the first quarter of 1996.

       As more fully described in note 9, the Company completed a public offering of 2,400,000 shares of its Class I common stock on March 19, 1996. The net proceeds of the offering were used during the first quarter of 1996 to pay-off substantially all of the Company's outstanding debt.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(5)    NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

       All long-term debt is denominated in U.S. dollars and consists of the following at December 31:

                                                                       1996                   1995
                                                                       ----                   ----
       Note payable to bank, paid in full during

       first quarter of 1996 and not renewed.                  $       -                    4,083,333

       Note payable to bank, under line of credit for up to $5,000,000 or 75% of appraised value of certain properties with an adjusted interest rate of prime.
       The available balance at December 31, 1996 was $5,000,000. The line of credit matures on December 6, 2001 and is secured by a trust guaranty in certain

       properties.                                                     -                    4,400,000

       Revolving notes payable on a $10,000,000 line of credit to a bank, interest at prime plus 1/2% due upon expiration of term notes which are renewable at the option of the Company in 180 day intervals through May 1, 1999. Secured by trade accounts receivable. Commitment fees of 1/4% of

       unfunded balance are due quarterly.                             -                    5,200,000

       Note payable to a financing corporation, paid in full during first quarter of 1996 and not

       renewed.                                                        -                    1,994,342
                                                                 -------------            -----------

       Total long-term debt                                            -                   15,677,675

       Less current installments                                       -                    2,691,054
                                                                 -------------            -----------

       Long-term debt, excluding current installments    $             -                   12,986,621
                                                                 =============             ==========

       In addition to the above short and long-term credit facilities available, the Company originated a $10,000,000 line of credit with a bank in December 1996. The revolving credit facility allows the Company to draw on term notes payable, with adjusted interest rates of LIBOR plus 3%, through December 15, 1999. The credit facility is secured by eligible accounts receivable. Commitment fees of 1/8% of unfunded balance are due quarterly.

       In December 1996, the Company entered into a capital lease obligation in which a standby letter of credit, for an amount up to $650,000, was issued by a bank, as a security to the lessor, as part of the lease agreement.

       Interest payments on the notes payable and long-term debt were $857,104, $2,085,530, and $1,267,235 for the years ended December 31, 1996,
            1995, and 1994, respectively.

       The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments or advances in other companies, limit the incurrence of debt, and require the Company to maintain certain financial ratios and insurance coverage. The
            Company is in compliance with such covenants or restrictions at December 31, 1996.





                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(6)    LEASES

       The Company utilizes certain machinery and equipment and occupies certain buildings under lease arrangements which expire at various dates from 1997 through 2001, some of which have renewal options for additional periods. Rental expense for certain manufacturing and warehouse facilities, mainly for operating lease agreements, aggregated
           $2,406,815, $1,689,425, and $2,114,578 for the years ended December
           31, 1996, 1995, and 1994, respectively. Interest payments on capital leases were $33,160, $90,599, and $146,357, respectively.

       Future minimum lease obligations at December 31, 1996 for assets under capital leases and for rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year are as follows:

                                                                         Capital      Operating
              Year ended December 31,                                     Leases        Leases
              -----------------------                                    ------       ---------

              1997                                                    $    658,167     2,311,600
              1998                                                         509,981     2,019,778
              1999                                                         490,663     1,465,203
              2000                                                         -           1,193,753
              2001                                                         -             232,550
                                                                     -------------     ---------

                 Total minimum obligations                            $  1,658,811     7,222,884
                                                                                       =========
                    Less amounts representing interest
                       (approximately 7.92%)                               171,322
                                                                         ---------
              Present value of net minimum lease obligations             1,487,489
                 Less current obligations under capital leases             564,216

              Capital lease obligations, excluding current

                 obligations                                         $     923,273
                                                                        ==========

       The Company leases manufacturing facilities to unrelated parties under operating lease agreements which expire in 1999. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 1996 is the cost of the land and buildings of $4,421,961 and the related accumulated depreciation of $611,337.

       Rental income was $644,187, $501,370, and $300,047 for the years ended
           December 31, 1996, 1995, and 1994, respectively. The future minimum rental income to be received under these operating leases in the following years is: $674,274 in 1997; $368,330 in 1998; and $220,583 in 1999.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(7)    INCOME TAXES

       Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations which define deductibility of expenses and recognize certain effects of inflation.

       The tax provision differs from the expected tax rate of 34% in 1996, 1995, and 1994 on taxable income as follows:

                                                                  1996        1995       1994
                                                                  ----        ----       ----

              Statutory tax rate                                  34.0%       34.0%      34.0%
              Foreign currency gains or losses not
                 subject to income taxes                          (1.4)%      (1.0)%    (14.1)%
              Kronos losses (income) not subject to tax (i)        0.4%       (1.2)%    (10.2)%
              Non-deductible expenses                              1.7%        2.1%       3.5%
              Inflation and currency exchange rate
                 gains or losses on monetary items

                 for tax purposes only (ii)                      (15.1)%      (2.7)%     (1.1)%
              Inflation and currency exchange rate
                 portion of depreciation expense for

                 tax purposes only                                 0.5%        2.4%      (4.3)%
              Deferred income tax valuation reserve
                 adjustment (iii)                                  4.4%      (11.8)%     24.7%
                                                                   ---        ----       ----
                                                                  24.5%       21.8%      32.5%
                                                                  ====        ====       ====

       Significant items impacting the Company's effective tax rate include: (i)
           Kronos, Inc. is a British Virgin Islands Corporation and its income is not subject to income taxes (Kronos, Inc. was merged into Elamex effective December 31, 1996); (ii) under Mexican tax laws, inflation and currency exchange rate adjustments are required for income tax purposes; and (iii) changes in valuation reserves for assets tax carryforwards that may expire unused, due mainly to changes in Mexican tax law which occurred during 1996, and the expectation, in 1995, that previously reserved net operating loss carryforwards could be realized in future years due to permission from Mexican taxing authorities to file consolidated tax returns effective in 1995.

       The income tax provision includes the following:

                                                              1996         1995         1994
                                                              ----         ----         ----

              Current tax provision                      $       79,303      363,000     742,902
              Deferred tax provision                          2,495,776    1,364,000     -
                                                              ---------    ---------     -------

                 Total provision for income taxes          $  2,575,079    1,727,000     742,902
                                                              =========    =========     =======

       Total income taxes paid were $352,000, $379,000, and $449,000 in December 31, 1996, 1995, and 1994, respectively.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(7)    INCOME TAXES, CONTINUED

       The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                                    1996                1995
                                                                                    ----                ----
              Current deferred tax assets:

                 Assets tax carryforwards                                    $      1,410,364            981,623
                 Net operating loss carryforwards                                   5,014,846          4,181,765
                 Other, net                                                           222,448            249,960
                                                                                  -----------         ----------
                                                                                    6,647,658          5,413,348

              Valuation allowance                                                    (458,747)           -
                                                                                   -----------        ----------
                        Net current deferred tax assets                             6,188,911          5,413,348

              Current deferred tax liabilities:
                 Inventories                                                       (7,193,934)        (5,413,348)
                 Other                                                               (374,760)             -
                                                                                  -----------          ----------
                        Net current deferred tax (liability)                  $    (1,379,783)             -
                                                                                   ===========        ==========

              Non-current deferred tax assets -

                 Assets tax carryforwards                                     $           -               77,292

              Non-current deferred tax liabilities -
                 Property, plant and equipment, principally

                    due to differences in useful lives                             (2,480,399)        (1,441,699)
                                                                                    ---------          ---------

                        Net non-current deferred tax liability                $    (2,480,399)        (1,364,407)
                                                                                   ==========          =========

        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A reserve for certain deferred asset tax carryforwards of $458,747 has been provided at December 31, 1996. During the year ended December 31, 1996, a reserve was recorded as a result of tax planning activities related to tax reforms that provided increased net operating losses, but could also result in possible loss of assets tax carryforwards.

       The assets tax paid, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year, for ten years following the payment of the tax. These assets tax carryforwards as of December 31, 1996 expire as follows, if not previously utilized to offset income taxes:

                           1999                    $       82,000
                           2000                           110,000
                           2001                            67,000
                           2002                           173,000
                           2003                           266,000
                           2004                           241,000
                           2005                           432,000
                           2006                            39,000
                                                       ----------
                                                     $  1,410,000
                                                       ==========

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(7)    INCOME TAXES, CONTINUED

       At December 31, 1996, certain of the Mexican companies within the consolidated group had tax net operating loss carryforwards that can be utilized only by the Mexican company which incurred the losses. These net operating loss carryforwards may be adjusted for inflation. These tax net operating loss carryforwards, as adjusted for inflation, expire as follows, if not previously utilized to offset taxable income:

                           2002                           1,600,000
                           2003                           1,926,000
                           2004                           7,571,000
                           2005                             953,000
                           2006                           2,700,000
                                                        -----------
                                                      $  14,750,000
                                                        ===========

       The Company received authorization to file a consolidated tax return with its majority stockholder commencing in 1995. Effective for 1995, a tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex whereby Elamex agrees to transfer monthly an amount equal to its estimated payment, less credits, which would be required by the Mexican tax authority calculated as if they were filing a separate return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

       Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican tax law, are subject to a 34% income tax, payable by the Company, on 1.515 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. No dividends on common stock were paid by the Mexican companies in 1996, 1995, or 1994.

(8)    REDEEMABLE STOCK - PREFERRED AND COMMON

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

       An agreement was entered into as part of the December 9, 1993 restructuring whereby Elamex was required, if and when its minority-held common stock was distributed to individuals, to repurchase up to 1,060,197 shares of common stock upon the death, disability or, under certain conditions, upon an involuntary termination of certain individuals. This agreement was formalized and revised on March 9, 1995 whereby Elamex was obligated to repurchase these shares of minority-held common stock over the next six years. The repurchase of these redeemable shares was accelerated and by September 1995, all minority held stock was purchased by Internacional for $4,018,444, including redemption premiums. The purchase of the minority held stock was paid for by a loan from Elamex to Internacional of $1,300,016 and a capital contribution from Accel to Internacional of $2,718,428.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(9)    STOCKHOLDERS' EQUITY

       COMMON STOCK

       As part of the merger transaction between Elamex Internacional and Elamex on October 1, 1995, the stock of Elamex, S.A. de C.V. was canceled and replaced by 5,000,000 shares issued to Internacional's stockholders proportionate to their ownership interest; Internacional's stock was canceled. The merged corporation was organized under the laws of Mexico as a SOCIEDAD ANUMINA DE CAPITAL VARIABLE.

       On December 15, 1995, the stockholders of Elamex, S.A. de C.V., at a special stockholders meeting, approved an amendment and restatement of the bylaws of Elamex, S.A. de C.V. which included the following: (i) elimination of par value of all shares; (ii) a transfer of all the variable capital of Elamex, S.A. de C.V. to fixed capital (5,000,000 shares); (iii) authorization for issuance of up to 3,000,000 shares of common stock constituting fixed capital (for the offering), unsold shares of 600,000 were subsequently canceled; (iv) authorization of 15,000,000 shares constituting variable capital (which will be held by Elamex, S.A. de C.V. as treasury stock and is expected to be sold, from time to time, at the market price prevailing at such time as authorized by the Board of Directors); (v) and a provision requiring a motion at each annual stockholders' meeting to allow the stockholders to designate up to 15% of each year's net profits as reserved for repurchase and cancellation of publicly-traded common shares outstanding.

       On April 18, 1996, at the annual stockholders' meeting, the Company's stockholders voted to designate $897,406 of 1995's net profits as reserved for repurchase and cancellation of publicly-traded common shares outstanding.

       Effective March 19, 1996, the Company completed a public offering of 2,400,000 shares of Class I, no par value, common stock for proceeds of approximately $18,700,000, net of expenses of approximately $2,800,000. The shares are traded on the NASDAQ National Market. The common stock outstanding after the offering is 7,400,000 shares. Upon completion of the offering, Accel remained as the majority stockholder; accordingly, Accel has the ability to elect a substantial majority of the Company's directors, subject to certain limitations, and will continue to control the Company.

       Changes in common stock outstanding are as follows:

          COMMON STOCK

                                                 Shares           Amount

          Balance at December 31, 1993         4,240,796    $  13,552,031
                                                ---------       ----------

          Balance at December 31, 1994          4,240,796       13,552,031

          Cash capital contribution               -              2,718,428
          Redemption of common stock           (4,240,796)     (16,270,459)
          Common stock issued                   5,000,000       16,270,459
                                                ---------       ----------

          Balance at December 31, 1995          5,000,000       16,270,459

          Common stock issued                   2,400,000       18,740,009
                                                ---------       ----------

          Balance at December 31, 1996          7,400,000    $  35,010,468
                                                =========       ==========

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(9)    STOCKHOLDERS' EQUITY, CONTINUED

       COMMON STOCK

       Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de
           C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the thirty trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 1996, the Company has not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise the option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

       Under Mexican Law, dividends must be declared in pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from pesos as of the date of record, unless otherwise instructed by the stockholder.

       Mexican Law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 1996 and 1995 was approximately $329,000 (2,125,000 pesos) and $29,800 (229,000 pesos), respectively.
           The Company anticipates an additional allocation will be made at its annual stockholders' meeting in April 1997 of approximately $396,000 (3,152,000 pesos). Retained earnings available for dividends under Mexican law at December 31, 1996 was $14,524,341 (114,099,000 pesos).
           However, debt agreements place certain restrictions on the payment of dividends (note 5).

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

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(9)    STOCKHOLDERS' EQUITY, CONTINUED

       PREFERRED STOCK

       As part of the December 15, 1995 amendment and restatement of the Company's bylaws, the Company's Board of Directors, at its discretion, can issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The Board may attach any preferences, rights, qualifications, limitations, and restrictions to the shares of each series issued, including dividend rights and rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. The shares may be issued at no par value or at a par value determined by the Board of Directors. No shares of preferred stock have been issued as of December 31, 1996.

(10)   EXECUTIVE PHANTOM STOCK PLAN

       During 1995, the Company adopted an Executive Phantom Stock Plan (the
           "Plan") which offers certain key executives of the Company and related entities long-term incentives in addition to their current compensation. Participants receive benefits expressed in shares of common stock, but which are not actual shares of common stock ("Phantom Stock Shares"). A Participant may exercise the right to receive payment for Phantom Stock Shares two years after the determination date (as defined in the Plan); however, such shares expire after ten years. Upon termination of employment for cause, Phantom Stock Shares and accrued dividends and interest are forfeited.

       The Company will keep a record of the amount of Phantom Stock Shares held by each Participant. Each Participant will be credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrue interest at the short-term money market rate published by the Chase Manhattan Bank, N.A. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. As of December 31, 1996, there were eight participants in the Plan, 22,687 Phantom Stock Shares had been issued and the Company recognized an obligation under the Plan of approximately $218,000.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(11)   MAJOR CUSTOMERS

       The Company has agreements which provide for the sale of its assembly services and turnkey manufacturing at established prices. The Company's business is dependent on one- to five-year agreements which are subject to termination or renewal.

       Certain customers accounted for significant percentages of the Company's total sales during the periods ended as follows:

                                                                 DECEMBER 31

          CUSTOMER    PRODUCTS AND SERVICES                  1996   1995   1994
          --------    ---------------------                  ----   ----   ----

              A       Printed circuit boards and final
                      assembly                                18%     18%    17%

              B       Flexible and rigid circuit boards/

                      component assembly                      16%     23%    24%

              C       Printed circuit boards and cables       14%     16%    16%

              D       PBX/switchboards and fiber optic

                      cable connections                       11%      7%     6%


       Although the Company does not anticipate any significant changes with respect to sales to these customers, the termination of any of these agreements could have a material effect on the Company's financial position and results of operations.

(12)   RELATED PARTY TRANSACTIONS

       The Company engages in various transactions in the ordinary course of business with certain stockholders and other related parties. A summary of significant related party transactions follows:

                As part of the reorganization and recapitalization discussed in note 8, the Company issued approximately $2,045,000 of subordinated debentures to certain stockholders of the Company in 1993. The principal was subject to acceleration under certain circumstances, including a public offering of the Company's common stock. As a result, these subordinated debentures were paid-off during the first quarter of 1996 with the net proceeds of the public offering.

                The Company leased a manufacturing facility from a stockholder, which resulted in rent expense of approximately $88,000, $234,000, and $238,000 at December 31, 1996, 1995, and 1994,
               respectively.

                During May 1996, the Company exercised an option to purchase from a related party two manufacturing facilities, located in Torreon and Chihuahua, Mexico. In management's opinion, the purchase price of approximately $3,100,000 represents the fair market value as determined by an independent appraiser. The Company has a manufacturing operation at the Torreon facility and intends to establish an operation at the Chihuahua facility.

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(12)      RELATED PARTY TRANSACTIONS, CONTINUED

                The Company leases three manufacturing facilities from companies which are owned by a related party. Included in rent expense are rental payments under these leases of approximately $900,000, $833,000, and $968,000 during December 31, 1996, 1995, and 1994, respectively.

                Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican company, the Mexican company is required to submit its budget annually to the Board of Directors of Elamex for approval. At December 31, 1996, 1995, and 1994, the Mexican company had sales to Elamex of $1,618,000, $1,835,000, and $2,679,000, respectively. Elamex had a payable to the Mexican company of $62,000 and $54,000, at December 31, 1996 and 1995, respectively.

                A U.S. corporation, owned by certain executives and senior management of the Company, exclusively provides professional services to Elamex. Under the service agreement, the U.S. corporation is obligated to submit its annual budget to the Board of Directors of Elamex for approval. At December 31, 1996, 1995, and 1994, this company provided services to Elamex for $2,852,000, $2,208,000, and $2,336,000, respectively. Elamex had payables to this company of $212,000 and $102,000 at December 31, 1996 and 1995, respectively.

                The Company paid consulting fees, consisting of tax advice and return preparation, and other administration services, of approximately $213,000, $280,000, and $191,000 during December 31, 1996, 1995, and 1994, respectively, to companies which are related parties.

                The Company purchases insurance through an insurance broker that is a related party. Premiums paid approximated $306,000, $175,000, and $362,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

(13)   COMMITMENTS AND CONTINGENCIES

       The Company is a party to various claims, actions and complaints, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company.

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

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)

(13)   COMMITMENTS AND CONTINGENCIES, CONTINUED

       Seniority premiums to which employees are entitled upon retirement after fifteen years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $212,000 and $182,000 as of December 31, 1996 and 1995, respectively, which fully accrues for these estimated seniority obligations. No significant seniority payments have been made through December 31, 1996.

       At December 31, 1996, the Company has an obligation to purchase inventory held by suppliers valued at approximately $1,300,000.

(14)   NET INCOME PER SHARE (UNAUDITED)

       PRO FORMA INFORMATION AND SUPPLEMENTARY NET INCOME PER SHARE

       The following is pro forma data for the year ended December 31, 1996 as if the receipt of proceeds from the public offering occurred effective January 1, 1996. The financial data, as adjusted, assumes that net proceeds of approximately $18,700,000 were used to retire outstanding debt of approximately $15,900,000, and that interest on the debt was not incurred during 1996. Pro forma amounts have not been audited. Pro forma net income per share is computed assuming 7,322,221 shares of common stock is the weighted average number of shares outstanding at December 31, 1996.

                                                              For the Year ended
                                                              December 31, 1996
                                                                 (UNAUDITED)
                                                        -----------------------------
                                                        ACTUAL         AS ADJUSTED
                                                        ------         -----------
      Total other income (expense)                   $      136,435          469,271
      Income before income taxes                     $   10,502,550       10,835,386
      Net income                                     $    7,927,471        8,147,143
      Weighted average common shares outstanding          6,880,548        7,322,221
      Net income per common share                    $         1.15             1.11

                      ELAMEX, S.A. de C.V. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In U.S. Dollars)


(15)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
             (In thousands, except per share amounts)

                                               1996 QUARTERS                           1995 QUARTERS
                               --------------------------------------     ------------------------------------
                                    1ST       2ND        3RD     4TH        1ST      2ND        3RD        4TH
                                    ---       ---        ---     ---        ---      ---        ---        ---

Net sales                      $ 25,337    30,925     30,496   32,161     24,947  24,131     23,981     24,484
Gross profit                      3,853     5,243      5,399    4,187      3,609   3,626      3,414      4,322
Net income                        1,445     2,018      2,320    2,144 (c)    906   2,061      1,974      1,268

Net income per common
   share (a), (b)              $   0.27     0.27       0.31     0.29        0.17     0.39      0.38       0.25


     (a) For 1995, net income per share of common stock is calculated by dividing net income by the number of common shares outstanding at each quarter end, after deducting the amounts attributable to the rights of senior securities.

     (b) For 1996, net income per share of common stock is calculated by dividing net income by the weighted average number of common shares outstanding at each quarter end.

     (c) The income tax provision decreased in the fourth quarter due to more favorable inflation/devaluation gain/loss on tax loss carryovers than previously projected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of the Director and executive officers of the Company as of March 3, 1997 are as follows:

     NAME                       AGE                            POSITION
     ----                       ---                            --------
Eloy S. Vallina                  59    Chairman of the Board of Directors
Federico Barrio                  60    Vice Chairman of the Board of Directors

Jesus Alvarez-Morodo             50    Vice Chairman of the Board of
                                         Directors Officer and Secretary
HEctor M. Raynal                 43    President, Chief Executive Officer
                                         and Director
Timothy A. Graves                43    Vice President-Sales and Marketing
David R. Crawford                60    Vice President-Manufacturing Operations
Wayne Rout                       53    Vice President-Materials
Jesus E. Vallina                 48    Director
Rafael Vallina                   37    Director
Eduardo L. Gallegos              55    Director
Robert J. Whetten                54    Director
Jerry Neely                      60    Director
Antonio Elias                    48    Director
Charles H. Dodsont               66    Director
Tomas de Leon                    43    Statutory Auditor




ELOY S. VALLINA

     Mr. Vallina has been Chairman of the Board of Accel and its predecessor, Grupo Chihuahua, S.A. de C.V., since its inception in 1979. Mr. Vallina has continued as Chairman of Ponderosa Industrial, S.A. de C.V. since its spin-off by Grupo Chihuahua. He is also chairman of Kleentex Corp., and an Advisory Director of Norwest Bank El Paso. Mr. Vallina was Chairman of Banco Comercial Mexicano, later Multibanco Comermex, one of Mexico's largest commercial banks at that time, from 1971 until its expropriation in 1982. He graduated with a B.A. in Business Administration from the Instituto TecnolUgico y de Estudios Superiores de Monterrey.

FEDERICO BARRIO

     Mr. Barrio has been Vice Chairman of the Board of Elamex and its predecessor companies, or has held the functionally equivalent position, for 23 years and was a founding stockholder of the Elamex business. He is a partner in Constructora Lintel, a major developer of industrial and commercial buildings in Ciudad Juarez, and he has been Constructora Lintel's President since 1983. He has also been an Advisory Director of Norwest Bank El Paso since 1991. He has a B.S. in Industrial Engineering from the Chihuahua Technological Institute and an M.B.A. degree from the University of Chihuahua. Mr. Barrio was former Dean of Juarez Technological Institute and has 27 years of experience in industrial development and general contracting.

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

TIMOTHY A. GRAVES

     Mr. Graves has been Vice President-Sales and Marketing of Elamex since 1993. From 1989 to 1993 he was Vice President of Sales and Marketing/Program Manager at Comptronix Corp. He received a B.S. in Corporate Finance from the University of Alabama. Mr. Graves has 13 years of experience in contract electronics manufacturing.

DAVID R. CRAWFORD

     Mr. Crawford has been Vice President Manufacturing Operations of Elamex since August 1995. From 1987 to 1995 he was Director of Operations of the Allen Bradley Business Unit Electronic Components, a subsidiary of Rockwell International Corporation. Mr. Crawford has 36 years of experience in electronic assembly and components manufacturing from major manufacturing companies in the area. He received a B.S. from Purdue University.

WAYNE ROUT

     Mr. Rout has been Vice President-Materials for Elamex since 1988. Mr. Rout has 29 years of experience in manufacturing and materials. Mr. Rout has a B.S. degree from Brigham Young University. Mr. Rout holds the APICS, NAPM and IMMS certifications.

JESUS E. VALLINA

     Mr. Vallina has been Director of Public Relations of Accel and its predecessor, Grupo Chihuahua, for the past 21 years. He is President of Constructora Inmobiliaria Las Americas, S.A. de C.V., and a Director of Kleentex Corp. He is also an Advisory Director of Norwest Bank El Paso. Mr. Vallina is a graduate of the University of Texas at El Paso, where he received a degree in Business Administration. Mr. Vallina is the brother of Eloy Vallina and cousin of Rafael Vallina.

RAFAEL VALLINA

     Mr. Vallina has been President of Implyex Corp. since 1990, and President of Tableros y Chapas del Norte since 1992. He is also President of Triplay Maderas y Derivadas, and of Kintitsu. He has been a director of Elamex since 1994. Mr. Vallina is a Certified Public Accountant with a degree from the Instituto TechnolUgico y de Estudios Superiores de Monterrey. Mr. Vallina is a cousin of Eloy Vallina and Jesus Vallina.

EDUARDO L. GALLEGOS

     Mr. Gallegos has been with Accel and its predecessor, Grupo Chihuahua, for 24 years. He has been President of Esvamex, S.A. de C.V. since 1985. Mr. Gallegos graduated as a Certified Public Accountant from the Instituto TecnolUgico y de Estudios Superiores de Monterrey, and has studied at the American Management Association, Stanford Alumni Association, Advanced Management College and Instituto de AdministraciUn CientIfica de las Empresas.

ROBERT J. WHETTEN

     Mr. Whetten has been a Director of Elamex since 1994. He was President and Chief Executive Officer of Norwest Bank El Paso. Mr. Whetten has 21 years of banking experience in the United States and Latin America. He received a B.A. in Finance and a Master of Public Administration from Brigham Young University. Mr. Whetten has been on a leave of absence while completing a mission service for his church in a foreign country.

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

TOMO S DE LEUN

     Mr. de LeUn has been Elamex's statutory auditor since 1988. He has also been a partner in KPMG Co rdenas Dosal, S.C. since 1988. Mr. de LeUn is a member of the Mexican Institute of Public Accountants and has obtained a public accounting degree from the Universidad Iberoamericana in Mexico City.

ITEM 11. EXECUTIVE COMPENSATION

         During the year ended December 31, 1996, Elamex paid, either directly or through a related company, MTI Services Corporation ("MTI"), an aggregate of $1,129,192 to all of its Directors and officers as a group for services in all capacities and an additional $139,600 in respect of a discretionary compensation plan. During such year, the Company, through MTI, set aside or accrued an aggregate of $9,499 to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S.-based officers and Directors.

         Twenty-nine of the Company's executives and senior managers who are citizens or residents of the United States are employees of MTI, a U.S. corporation owned by such executives, and provide services to MTI under a contract between MTI and Elamex. The purpose of this arrangement is to provide to U.S. resident employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under such contract, the Company pays to MTI an amount equal to the salary and benefits provided to such executives by MTI.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at March 21, 1997 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each director individually and (iii) all directors and executive officers as a group.

              NAME AND ADDRESS OF       NUMBER OF SHARES      PERCENT OF TOTAL
               BENEFICIAL OWNER        BENEFICIALLY OWNED     ----------------
               ----------------        -------------------

Accel, S.A. de C.V.                        3,777,500            51.05%
Avenida Zarco No. 2401
31020 Chihuahua, Chih. Mexico

Eloy S. Vallina (1)                        3,777,500             51.05
Avenida Zarco No. 2401
31020 Chihuahua, Chih. Mexico

Delaware Management                          440,100              5.95
One Commerce Square, 40th Floor
Philadephia, PA

------
(1) Mr. Vallina directly owns 142,010,600 shares, or 48.26%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 28,751,680 shares, or 9.77%, of the outstanding voting common stock of Accel.

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

         Elamex, S.A. de C.V. and Mossberg are parties to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. The manufacture of firearms and their components are highly regulated activities in Mexico that may not be conducted by companies with non-Mexican ownership. In order to comply with Mexican regulations, Elamex de Torreon acts as a subcontractor to Elamex for this contract. Elamex de Torreon is owned by Bielas, Ensambles y Articulos Reciclables, S.A. de C.V. ("Bielas"), whose stock is held by members of the Board of Directors who are citizens of Mexico. Elamex de Torreon, which holds a permit from the Mexican Department of National Defense to manufacture the shotgun components, performs the manufacturing required under the Mossberg contract, including the provision of facilities and employees, under contract to Elamex which supervises the work performed by Elamex de Torreon. The manufacturing facility used by Elamex de Torreon is owned by Elamex de Delicias, S.A. de
C.V. and leased to Elamex de Torreon. The initial term of the lease has approximately 6 years to run with an option exercisable by the lessee to extend for 4 additional years, while the Mossberg contract runs for approximately two years from the date hereof. Elamex pays Elamex de Torreon its out-of-pocket costs to fulfill the contract (I.E., the cost of rent under the lease and the compensation of employees) plus up to 2%. The stockholders of Elamex de Torreon have agreed not to interfere with performance of the foregoing arrangements, or permit them to be modified, in either case without Elamex's consent, so long as the Mossberg contract is in effect. Elamex de Delicias, S.A. de C.V has granted Elamex, and Elamex has granted to Mossberg, an option to purchase the manufacturing facility where the Mossberg contract is performed from Elamex de Delicias, S.A. de C.V for a price determined by appraisers appointed by each party to represent fair market value. The options expire on the expiration of the lease.

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

         Accel is the parent corporation of both Elamex and Esvamex, S.A. de C.V. ("Esvamex"). Esvamex and Elamex are parties to a consulting agreement of indefinite duration under which Esvamex provides administrative, accounting, tax and financial services to Elamex. In return, Elamex pays Esvamex $15,833.33 monthly subject to renegotiation as circumstances may require. The Company believes that this amount is the fair market value of the services it receives from Esvamex.

         At the time he became President and Chief Executive Officer of the Company, Mr. Raynal moved from Ciudad Chihuahua to Ciudad Juarez. At that time, the Company guaranteed a $150,000 loan to Mr. Raynal by a bank, the proceeds of which were used to purchase a home in Ciudad Juarez.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)   Financial Statements

                (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 are filed in Item 8 of this report.

                (ii) Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 49 and 50.

         (b)      The following exhibits are filed as part of this report:


     EXHIBIT                                                   DESCRIPTION
     NUMBER                                                    -----------
     -----
        3         Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

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

       21         Subsidiaries of the Registrant.*

       99 Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 49 and 50.

* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

         (c) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

Under date of February 27, 1997, we reported on the consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in Item 8 of the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                 KPMG Peat Marwick LLP

El Paso, Texas
February 27, 1997

                                                                   Exhibit 99

ELAMEX & SUBSIDIARIES

Valuation and qualifying accounts and reserves


Column A                      Column B                     Column C             Column D              Column E
--------------------------    --------------------------------------------------------------------------------------
                                  Balance        Charged to       Charged to                             Balance
                                 Beginning        Cost and          Other                                at End
                                  of Year         Expenses         Accounts     Deductions               of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended:
        December 31, 1996                  149             527                              151  (a)            525
                                                                              -
        December 31, 1995                  194                                                   (a)            149
                                                           160                -             205
        December 31, 1994                   47                                                   (a)            194
                                                           294                -             147



ALLOWANCE FOR MATERIAL OBSOLESCENCE
For the year ended:
        December 31, 1996                1,471             427                                                1,898
                                                                              -               -
        December 31, 1995                  863                                                                1,471
                                                           608                -               -
        December 31, 1994                  215                                                                  863
                                                           648                -               -

--------------------------
 (a) Uncollectible accounts written off

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico on March 21, 1997.

                                                    ELAMEX, S.A. de C.V.

                                                 By:   /s/ JORGE  TORRES
                                                      ------------------
                                                          Jorge Torres
                                        TREASURER (PRINCIPAL FINANCIAL OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 7, 1996 by the following persons on behalf of the registrant in the capacities indicated.


            SIGNATURE                                 TITLE                             DATE
            ---------                                 -----                             ----

       /s/ ELOY S. VALLINA       Chairman of the Board of Directors                March 21, 1997
      --------------------

         Eloy S. Vallina

       /s/ FEDERICO BARRIO       Vice Chairman of the Board of Directors           March 21, 1997
      --------------------

         Federico Barrio

    /s/ JESUS ALVAREZ-MORODO     Vice Chairman of the Board of Directors           March 21, 1997
    --------------------------

      Jesus Alvarez-Morodo

      /s/ HECTOR M. RAYNAL       President, Chief Executive Officer and Director    March 21, 1997
      --------------------
                                 (Principal Executive Officer)

        Hector M. Raynal

      /s/ JESUS E. VALLINA       Director                                           March 21, 1997
     ----------------------

        Jesus E. Vallina

     ______________________      Director                                           March 21, 1997

         Rafael Vallina

     /s/ EDUARDO L. GALLEGOS     Director                                           March 21, 1997
    ------------------------

       Eduardo L. Gallegos

      ______________________     Director                                          March 21, 1997

        Robert J. Whetten

         /s/ JERRY NEELY         Director                                          March 21, 1997

           Jerry Neely

      ______________________     Director                                          March 21, 1997

        Charles H. Dodson

        /s/ ANTONIO ELIAS        Director                                          March 21, 1997

          Antonio Elias
