Form 10-Q
period 1997-03-30
ELAMEX SA DE CV
filed 1997-05-13
CIK 1009302

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: March 30, 1997
                                      --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to _____________

      Commission file number: 0-27992

                             ELAMEX, S.A. de C.V.
              (Exact name of registrant as specified in its charter)


                Mexico                              Not Applicable
   (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)               identification number)

  Avenida Insurgentes No. 4145-B Ote.                 C.P. 32340
     Cd.  Juarez, Chihuahua Mexico                    (Zip code)
(Address of  principal executive offices)

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

                              Yes __X__   No_____

     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of April 15, 1997 was:

                                   7,400,000

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                       PAGE NO.


PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Balance Sheets as of
              March 30, 1997 and December 31, 1996.......................  1

           Consolidated Statements of Earnings for the thirteen weeks ended March 30, 1997 and March 31, 1996....................  2

           Consolidated Statements of Cash Flows for the thirteen weeks ended March 30, 1997 and March 31, 1996....................  3

           Notes to Consolidated Financial Statements....................  4


   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  6


PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders...........  8

   Item 5.    Other Information..........................................  8

   Item 6. Exhibits and Reports on Form 8-K..............................  9


SIGNATURES   ...........................................................  10

                                    PART I
                             FINANCIAL INFORMATION


Item 1. Financial Statements


                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                              (In U. S. Dollars)

                                                                    MARCH 30,
                                                                      1997       DECEMBER 31,
                                                                   (UNAUDITED)       1996
                                                                  -------------  ------------

Assets

Current assets:

  Cash and cash equivalents.....................................  $   6,318,662    6,269,825

  Receivables:

    Trade accounts, less allowance for doubtful accounts........     19,293,337   13,944,948

    Other.......................................................      1,095,649    2,047,019
                                                                  -------------  ------------

      Total receivables.........................................     20,388,986   15,991,967

  Inventories, net..............................................     12,524,766   16,200,149

  Prepaid expenses..............................................        846,155      492,933
                                                                  -------------  ------------

      Total current assets......................................     40,078,569   38,954,874

Property, plant and equipment, net..............................     28,283,035   28,610,719

Other assets, net...............................................        271,576      410,460
                                                                  -------------  ------------
                                                                   $ 68,633,180   67,976,053
                                                                  -------------  ------------
                                                                  -------------  ------------

Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable..............................................  $  6,467,128    8,886,613

  Accrued expenses..............................................     3,128,241    2,292,682

  Current obligations of capital leases.........................       522,104       564,216

  Taxes payable.................................................     1,255,169     1,286,132

  Deferred income taxes, net....................................     1,379,783     1,379,783

  Due to related parties........................................        96,181        86,743
                                                                  -------------  ------------
      Total current liabilities.................................    12,848,606    14,496,169

Capital lease obligations, excluding current obligations........       821,329       923,273

Other liabilities...............................................       242,208       212,403

Deferred income taxes, net......................................     3,169,984     2,480,399
                                                                  -------------  ------------
      Total liabilities.........................................    17,082,127    18,112,244

Stockholders' equity:

  Preferred stock, authorized 50,000,000 shares, none
    issued or   outstanding.....................................       --             --

  Common stock, authorized 22,400,000 shares, 7,400,000
    shares issued and outstanding...............................    35,010,468    35,010,468

  Retained earnings.............................................    16,540,585    14,853,341
                                                                  -------------  ------------

      Total stockholders' equity................................    51,551,053    49,863,809
                                                                  -------------  ------------

Commitments and contingencies...................................       --             --

                                                                  $ 68,633,180    67,976,053
                                                                  -------------  ------------
                                                                  -------------  ------------

    See accompanying notes to consolidated financial statements.

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                               (In U. S. Dollars)

                                                                         13 WEEKS ENDED
                                                                   --------------------------

                                                                     MARCH 30,     MARCH 31,
                                                                       1997          1996
                                                                    (UNAUDITED)   (UNAUDITED)
                                                                   -------------  -----------

Net sales........................................................  $33,815,271    25,337,202

Cost of sales....................................................   29,381,427    21,484,408
                                                                   -------------  -----------
      Gross Profit...............................................    4,433,844     3,852,794
                                                                   -------------  -----------

Operating expenses:

  General and administrative.....................................    1,878,330     1,499,361
  Selling........................................................      151,776       170,938
                                                                   -------------  -----------
      Total operating expenses...................................    2,030,106     1,670,299
                                                                   -------------  -----------
      Operating income...........................................    2,403,738     2,182,495
                                                                   -------------  -----------

Other income (expense):

  Interest income................................................       39,450        58,810

  Interest expense...............................................      (50,238)     (508,699)

  Other, net.....................................................       88,290       489,334
                                                                   ------------  ------------
      Total other income (expense)...............................       77,502        39,445
                                                                   ------------  ------------

      Income before income taxes.................................   2,481,240      2,221,940

Income tax expense...............................................     793,996        776,790
                                                                   ------------  ------------
       Net income................................................  $1,687,244      1,445,150
                                                                   ------------  ------------
                                                                   ------------  ------------

  Net income per common share....................................  $0.23           0.27
  Weighted average shares outstanding............................   7,400,000      5,316,484
                                                                   ------------  ------------
                                                                   ------------  ------------

    See accompanying notes to consolidated financial statements.

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                              (In U. S. Dollars)

                                                               13 WEEKS ENDED
                                                 --------------------------------------------

                                                           MARCH 30,              MARCH 31,
                                                             1997                   1996
                                                          (UNAUDITED)            (UNAUDITED)
                                                       ----------------       ----------------

Cash flows provided by operating activities:
  Net income........................................     $ 1,687,244              1,445,150
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization................        1,000,036                702,754
      Allowance for doubtful trade accounts........            1,938                 (9,030)
      Allowance for excess and obsolete inventory            323,709                 15,138
      Deferred income taxes, net...................          689,585                681,705
  Change in assets and liabilities:
        Trade accounts receivable...................      (5,350,327)              (355,918)
        Other receivables...........................         951,370               (734,402)
        Inventories.................................       3,351,674             (1,826,627)
        Prepaid expenses............................        (353,222)                83,341
        Other assets................................         138,884                 54,243
        Accounts payable............................      (2,419,485)               446,103
        Accrued expenses, taxes payable and due
          to related parties........................         814,034              1,005,225
        Other liabilities...........................          29,805                 12,659
                                                       ----------------       ----------------
          Net cash provided by operating activities          865,245              1,520,341
                                                       ----------------       ----------------

Cash flows used by investing activities:
     Purchase of property, plant and equipment......       (672,352)               (627,089)
                                                       ----------------       ----------------

Cash flows provided (used) by financing activities:
     Net increase (decrease) in notes payable.......            --               (2,000,000)
     Proceeds from issuance of long-term debt.......            --                2,500,000
     Repayment of long-term debt....................            --              (18,260,688)
     Principal repayments of capital lease
      obligations...................................       (144,056)                (96,291)
     Proceeds from sale of stock, net...............           --                18,900,009
                                                       ----------------       ----------------
          Net cash provided (used) by financing
           activities...............................       (144,056)              1,043,030
                                                       ----------------       ----------------
Net increase in cash and cash equivalents...........         48,837               1,936,282

Cash and cash equivalents, beginning of period......      6,269,825               2,848,628
                                                       ----------------       ----------------

Cash and cash equivalents, end of period............     $6,318,662               4,784,910
                                                       ----------------       ----------------
                                                       ----------------       ----------------

    See accompanying notes to consolidated financial statements.

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN U.S. DOLLARS)
                                 MARCH 30, 1997
                                  (Unaudited)

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

    In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week period ended March 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) INVENTORIES

    Inventories consist of the following:

                                                                        MARCH 30,    DECEMBER 31,
                                                                          1997           1996
                                                                      -------------  ------------

    Raw materials...................................................  $  11,277,754   12,998,270

    Work-in-process.................................................      2,671,926    3,138,189

    Finished goods..................................................        796,520    1,961,415
                                                                      -------------  ------------
                                                                         14,746,200   18,097,874

    Reserve for excess and obsolete inventory.......................     (2,221,434)  (1,897,725)
                                                                      -------------  ------------

                                                                      $  12,524,766   16,200,149
                                                                      -------------  ------------
                                                                      -------------  ------------

(3) FOREIGN CURRENCY TRANSLATION

    Included in "other, net" on the accompanying consolidated statements of operations are foreign exchange gains of $18,220 and $440,084 for the thirteen weeks ended March 30, 1997 and March 31, 1996, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                        MARCH 30,    DECEMBER 31,
                                                                          1997           1996
                                                                      -------------  ------------

    Cash and cash equivalents.......................................  $     809,941      957,000

    Other receivables...............................................        667,419    1,634,700

    Prepaid expenses................................................        312,838      218,142

    Other assets, net...............................................         34,474       26,064



                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN U.S. DOLLARS)
                                 MARCH 30, 1997
                                  (Unaudited)


    Accounts payable................................................      (484,503)    (1,542,331)

    Accrued expenses and other liabilities..........................    (2,819,821)    (2,206,667)
                                                                       -------------  ------------

    Net non-U.S. currency position..................................   $(1,479,652)      (913,092)
                                                                       -------------  ------------
                                                                       -------------  ------------

(4) INCOME TAXES

    Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of 32% for the twelve months ended December 31, 1997. The actual effective tax rate for the year ended December 31, 1997 may differ from that used to estimate taxes at March 30, 1997.

(5) EARNINGS PER SHARE

    Earnings per share of common stock ("EPS") for the thirteen weeks ended March 30, 1997 and March 31, 1996 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen-week period ended March 30, 1997 was 7,400,000, and the weighted average number of shares used to determine EPS at March 31, 1996 was 5,316,484.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    GENERAL

    The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                         PERCENTAGE OF NET SALES

                                                                              Thirteen Weeks Ended
                                                                         MARCH 30, 1997   MARCH 31, 1996
                                                                           (unaudited)      (unaudited)
                                                                         --------------   --------------
 Net sales..............................................................       100.0%           100.0%

Cost of sales..........................................................        86.9             84.8

Gross profit...........................................................        13.1             15.2

Selling, general and administrative expenses...........................         6.0              6.6

Operating income.......................................................         7.1              8.6

Other income (expense).................................................         0.2              0.2

Income before income taxes.............................................         7.3              8.8

Income tax expense.....................................................         2.3              3.1

Net income.............................................................         5.0              5.7

    NET SALES. Net sales for the thirteen weeks ended March 30, 1997 increased 33.5% to $33.8 million from $25.3 million for the comparable period of 1996. The increase is primarily due to sales to new customers beginning in late 1996 and higher sales to existing customers over the same period in 1996. For the thirteen weeks ended March 30, 1997, the Company's sales mix changed slightly from that of the comparable period of 1996, as assembly sales were slightly increased.

    GROSS PROFIT. Gross profit increased 15.1% to $4.4 million for the thirteen weeks ended March 30, 1997, compared to $3.9 million for the same period of the prior year. Gross profit as a percentage of net sales ("Gross Margin") decreased to 13.1% for the thirteen weeks ended March 30, 1997, compared to 15.2% for the thirteen weeks ended March 31, 1996. The Gross Margin decrease was due primarily to wage inflation without peso devaluation, in addition to a change in the business structure in some assembly contracts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 21.5% to $2.0 million and decreased as percentage of net sales 6.0%, for the thirteen weeks ended March 30, 1997, as compared to $1.7 million, or 6.6% of net sales, for the thirteen weeks ended March 31, 1996. This increase resulted in part from an increase in costs associated with personnel restructuring in several departments, in addition to an increase in other corporate expenses.

    OPERATING INCOME. Operating income increased by 10.1% to $2.4 million, or 7.1% of net sales, for the thirteen weeks ended March 30, 1997, from $2.2 million, or 8.6% of net sales, for the thirteen weeks ended March 31, 1996. The decrease in operating income as a percentage of sales was mainly a result of the Gross Margin decrease explained above partially offset by the economies of scale in Selling, General and Administrative expense.

    INCOME TAX EXPENSE. Income tax expense increased to $0.8 million, or 2.3% of net sales for the thirteen weeks ended March 30, 1997, from $0.8 million or 3.1% of net sales for the thirteen weeks ended March 31, 1996. The estimated effective tax rate for the thirteen weeks ended March 30, 1997 was 32%, compared to an estimated effective tax rate of 35% for the same period in 1996. The lower effective tax rate was due to an increased dollar value of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES.

    During the thirteen weeks ended March 30, 1997, the Company had gross operating funds of $3.7 million, which consisted of net income of $1.7 million plus depreciation and amortization of $1.0 million, in addition to deferred taxes and allowances of $1.0 million. This flow of funds financed a net increase in accounts and other receivables of $4.4 million and prepaid and other assets of $0.2 million, in addition to a decrease in accounts payable of $2.4 million, which were offset by a net decrease in inventories of $3.4 million, and increases in accrued expenses and other liabilities of $0.8 million, resulting in net cash provided by operations of $0.9 million. The increase in accounts receivable was due to the Company's increased net sales during the period. The decrease in inventory was due to increased turnover in inventories and a line of products phasing out. Cash provided by operations allowed the Company to pay down $0.1 million of capital lease obligations and to invest $0.7 million in property, plant and equipment.

The Company had the following lines of credit, outstanding borrowings and significant capital leases at March 30, 1997:

                                                                AMOUNT           INTEREST
         LENDER OR                                          OUTSTANDING AT        RATE AT
    CLASS OF SECURITIES                   TYPE              MARCH 30, 1997    MARCH 30, 1997         MATURITY DATE
----------------------------  ----------------------------  --------------  -------------------  ----------------------

Comerica Bank                 $10 million Line of Credit     $    --                   9.0%      May 1, 1999

Bank of America N.T. & S.A.   $10 million Line of Credit          --                  8.77%      December 15, 1999

Norwest Bank El Paso          $7 million Line of Credit           --                   8.5%      December 6, 2001

Amplicon Financial            $1.3 million Capital Lease     $  1,208,978             7.92%      December 15, 1999
                                                             ------------
Total                                                        $  1,208,978

    Under its several credit agreements, Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and
(d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. At March 30, 1997 the Company believes it was in compliance with all material covenants related to its debt obligations.

                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 24, 1997, the stockholders of Elamex, S.A. de C.V., at the general ordinary annual stockholder meeting approved: (i) the business report on Elamex, S.A. de C.V. for the 1996 fiscal year; (ii) the audited financial statements as of and for the period ended December 31, 1996 and the report by statutory auditor; (iii) the proposal for application of net income; (iv) the election of Board of Directors, Secretary and Statutory Auditor; and (v) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Elamex, S.A. de C.V. for the fiscal year ending December 31, 1997.

ITEM 5. OTHER INFORMATION

    Elamex, S.A. de C.V. intends to provide periodic reports according to
Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or equivalent forms, following the customary time deadlines therefor; but, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and it hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits



  EXHIBIT
  NUMBER                                                    DESCRIPTION
-----------                                                 -----------

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


                                            ELAMEX, S.A. de C.V.

Date: May 12, 1997              By:          /s/ HECTOR RAYNAL
                                        ------------------------------
                                              Hector M. Raynal
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (DULY AUTHORIZED OFFICER)



Date: May 12, 1997              By:            /s/ CARLOS MARTENS
                                        -------------------------------
                                              Carlos D. Martens
                                         VICE-PRESIDENT OF FINANCE AND
                                            CHIEF FINANCIAL OFFICER