Form 10-Q
period 1997-06-29
ELAMEX SA DE CV
filed 1997-08-11
CIK 1009302

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from       to

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



                                (915) 774-8252
               Registrant's telephone number, including area code
                                  in El Paso, Texas

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes       X      No
            ----           ----

    The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of July 28, 1997 was: 7,400,000

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------

PART I     FINANCIAL INFORMATION

  Item 1     Consolidated Balance Sheets as of June 29, 1997 and December 31, 1996......  1

             Consolidated Statements of Earnings for the thirteen
               and twenty-six weeks ended June 29, 1997 and June 30, 1996...............  2

             Consolidated Statements of Cash Flows for the twenty-six weeks ended
               June 29, 1997 and June 30, 1996..........................................  3

             Notes to Consolidated Financial Statements.................................  4


  Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................  6



PART II    OTHER INFORMATION

  Item 3     Defaults Upon Senior Securities............................................  8

  Item 4     Submission of Matters to a Vote of Security Holders........................  8

  Item 5     Other Information..........................................................  8

  Item 6     Exhibits and Reports on Form 8-K...........................................  9



SIGNATURES..............................................................................  10


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)

                                                                                        JUNE 29,
                                                                                          1997       DECEMBER 31,
                                                                                       (UNAUDITED)       1996
                                                                                      -------------  ------------
Assets
Current assets:
 Cash and cash equivalents..........................................................  $  12,429,538    6,269,825
 Receivables
  Trade accounts, less allowance for doubtful accounts..............................     17,820,617   13,944,948
  Other receivables.................................................................      1,109,224    2,047,019
                                                                                      -------------  ------------
   Total receivables................................................................     18,929,841   15,991,967
                                                                                      -------------  ------------
  Inventories, net..................................................................     10,687,767   16,200,149
  Prepaid expenses..................................................................        856,466      492,933
                                                                                      -------------  ------------
   Total current assets.............................................................     42,903,612   38,954,874
Property, plant and equipment, net..................................................     27,828,105   28,610,719
Other assets, net...................................................................        380,963      410,460
                                                                                      -------------  ------------
                                                                                      $  71,112,680   67,976,053
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...................................................................  $   5,877,086    8,886,613
 Accrued expenses...................................................................      3,280,248    2,292,682
 Current obligations of capital leases..............................................        468,165      564,216
 Taxes payable......................................................................      1,387,025    1,286,132
 Deferred income taxes, net.........................................................      1,379,783    1,379,783
 Due to related parties.............................................................       --             86,743
                                                                                      -------------  ------------
  Total current liabilities.........................................................     12,392,307   14,496,169
Capital lease obligations, excluding current obligations............................        717,564      923,273
Other liabilities...................................................................        253,720      212,403
Deferred income taxes, net..........................................................      4,067,715    2,480,399
                                                                                      -------------  ------------
  Total liabilities.................................................................     17,431,306   18,112,244
Stockholders' equity:
 Preferred stock, authorized 50,000,000 shares,
  none issued or outstanding........................................................         --           --
 Common stock, authorized 22,400,000 shares,
  7,400,000 issued and outstanding..................................................     35,010,468   35,010,468
 Retained earnings..................................................................     18,670,906   14,853,341
                                                                                      -------------  ------------
  Total stockholders' equity........................................................     53,681,374   49,863,809
                                                                                      -------------  ------------
Commitments and contingencies.......................................................       --             --
                                                                                      $  71,112,680   67,976,053
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    See accompanying notes to consolidated financial statements.

                    ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                     Consolidated Statements of Earnings
                              (In U. S. Dollars)
                                  (Unaudited)

                                                                13 WEEKS ENDED               26 WEEKS ENDED
                                                          ---------------------------  --------------------------
                                                            JUNE 29,       JUNE 30,      JUNE 29,      JUNE 30,
                                                              1997           1996          1997          1996
                                                          -------------  ------------  ------------  ------------
Net sales...............................................  $  33,826,874    30,924,505    67,642,145    56,261,707
Cost of sales...........................................     28,559,425    25,681,125    57,940,852    47,165,533
                                                          -------------  ------------  ------------  ------------
  Gross Profit..........................................      5,267,449     5,243,380     9,701,293     9,096,174
                                                          -------------  ------------  ------------  ------------
Operating expenses:
 General and administrative.............................      2,150,765     1,856,499     4,029,095     3,355,860
 Selling................................................        193,351       162,777       345,127       333,715
                                                          -------------  ------------  ------------  ------------
  Total operating expenses..............................      2,344,116     2,019,276     4,374,222     3,689,575
                                                          -------------  ------------  ------------  ------------
  Operating income......................................      2,923,333     3,224,104     5,327,071     5,406,599
                                                          -------------  ------------  ------------  ------------
Other income (expense):
 Interest income........................................         83,520        42,827       122,970       101,637
 Interest expense.......................................        (50,918)     (126,890)     (101,156)     (635,589)
 Other, net.............................................        132,773       (36,614)      221,063       452,720
                                                          -------------  ------------  ------------  ------------
  Total other income (expense)..........................        165,375      (120,677)      242,877       (81,232)
                                                          -------------  ------------  ------------  ------------
  Income before income taxes............................      3,088,708     3,103,427     5,569,948     5,325,367
 Income tax provision...................................        958,387     1,084,958     1,752,383     1,861,748
                                                          -------------  ------------  ------------  ------------
  Net income............................................  $   2,130,321     2,018,469     3,817,565     3,463,619
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------
 Net income per common share............................  $        0.29          0.27          0.52          0.54
 Weighted average shares outstanding....................      7,400,000     7,400,000     7,400,000     6,358,242
                                                          -------------  ------------  ------------  ------------
                                                          -------------  ------------  ------------  ------------

           See accompanying notes to consolidated financial statements.

                    ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                              (In U.S. Dollars)

                                                                                             26 WEEKS ENDED
                                                                                      ----------------------------
                                                                                        JUNE 29,       JUNE 30,
                                                                                          1997           1996
                                                                                       (UNAUDITED)    (UNAUDITED)
                                                                                      -------------  -------------
Cash flows provided (used) by operating activities:
 Net income.........................................................................  $   3,817,565      3,463,619
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
   Depreciation and amortization....................................................      2,025,245      1,423,840
   Allowance for doubtful trade accounts receivable.................................         33,680          9,019
   Allowance for excess and obsolete inventory......................................        (35,991)        37,073
   Deferred income taxes, net.......................................................      1,587,316      1,649,443
   Loss on disposal of equipment....................................................         70,642       --
 Change in assets and liabilities:
  Trade accounts receivable.........................................................     (3,909,349)    (4,567,802)
  Other receivables.................................................................        937,795       (613,705)
  Inventories.......................................................................      5,548,373     (3,635,082)
  Prepaid expenses..................................................................       (363,533)       194,862
  Other assets......................................................................         29,497          7,164
  Accounts payable..................................................................     (3,009,527)        34,082
  Accrued expenses, taxes payable and due to related parties........................      1,001,716      1,615,138
  Other liabilities.................................................................         41,317         13,743
                                                                                      -------------  -------------
    Net cash provided (used) by operating activities................................      7,774,746       (368,606)
                                                                                      -------------  -------------
Cash flows used (provided) by investing activities:
 Purchase of property, plant and equipment..........................................     (1,466,339)    (4,342,784)
 Proceeds from disposal of equipment................................................        153,066       --
                                                                                      -------------  -------------
  Net cash used by investing activities.............................................     (1,313,273)    (4,342,784)
                                                                                      -------------  -------------
Cash flows provided (used) by financing activities:
 Net increase (decrease) in notes payable...........................................       --            1,000,000
 Repayment of long-term debt........................................................       --          (15,906,576)
 Principal repayments of capital lease obligations..................................       (301,760)      (243,036)
 Proceeds from sale of stock, net...................................................       --           18,740,009
                                                                                      -------------  -------------
  Net cash provided (used) by financing activities..................................       (301,760)     3,590,397
                                                                                      -------------  -------------
Net increase (decrease) in cash and cash equivalents................................      6,159,713     (1,120,993)
Cash and cash equivalents, beginning of period......................................      6,269,825      2,848,628
                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................  $  12,429,538      1,727,635
                                                                                      -------------  -------------
                                                                                      -------------  -------------

            See accompanying notes to consolidated financial statements.

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN U.S. DOLLARS)
                                 JUNE 29, 1997
                                   (Unaudited)


(1) GENERAL

    The financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While the management of the Company believes that the disclosures presented are adequate, interim financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 annual report on Form 10-K.

    In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week and twenty-six week periods ended June 29, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) INVENTORIES

    Inventories consist of the following:

                                                                                         JUNE 29,     DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Raw materials.......................................................................  $   9,716,403   12,998,270
Work-in-process.....................................................................      1,926,254    3,138,189
Finished goods......................................................................        906,844    1,961,415
                                                                                      -------------  ------------
                                                                                         12,549,501   18,097,874
Reserve for excess and obsolete inventory...........................................     (1,861,734)  (1,897,725)
                                                                                      -------------  ------------
                                                                                      $  10,687,767   16,200,149
                                                                                      -------------  ------------
                                                                                      -------------  ------------

(3) FOREIGN CURRENCY TRANSLATION

    Included in "other, net" on the accompanying consolidated statements of operations are a foreign exchange loss of $17,309 and a $309,551gain for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                                         JUNE 29,    DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
Cash and cash equivalents.............................................................  $   228,749      957,000
Other receivables.....................................................................      771,266    1,634,700
Prepaid expenses......................................................................      299,084      218,142
Other assets, net.....................................................................       45,568       26,064
Accounts payable......................................................................     (332,521)  (1,542,331)
Accrued expensesand other liabilities.................................................   (2,907,556)  (2,206,667)
                                                                                        -----------  ------------
Net non-U.S. currency position ..........................................             $  (1,895,410)    (913,092)
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (IN U.S. DOLLARS)
                                  JUNE 29, 1997
                                   (Unaudited)

(4) INCOME TAXES

    Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of approximately 31% for the twelve months ended December 31, 1997. The actual effective tax rate for the year ended December 31, 1997 may differ from that used to estimate taxes on June 29, 1997.

(5) EARNINGS PER SHARE

    Earnings per share of common stock ("EPS") for the twenty-six weeks ended June 29, 1997 and June 30, 1996 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the twenty-six week period ended June 29, 1997 was 7,400,000, and the weighted average number of shares used to determine EPS at June 30, 1996 was 6,358,242.

(6) SUBSEQUENT EVENTS

    On July 1, 1997, the Company completed the acquisition of Eurotec's business, a Mexican plastic molding and metal stamping plant based in Cd. Juarez, Mexico, through an asset based transaction. This acquisition expands the Company's plastic molding injection capacity and adds metal stamping and powder coat painting capabilities. This operation generated revenues of $7.9 million dollars in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

    The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.


                                                              PERCENTAGE OF NET SALES


                                                                   THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                               ----------------------------  ----------------------------
                                                                  JUNE 29        JUNE 30        JUNE 29        JUNE 30
                                                                   1997           1996           1997           1996
                                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                               -------------  -------------  -------------  -------------
Net sales....................................................        100.0%         100.0%         100.0%         100.0%
Cost of sales................................................         84.4           83.0           85.7           83.8
Gross profit.................................................         15.6           17.0           14.3           16.2
Selling, general and administrative expenses.................          6.9            6.5            6.5            6.6
Operating income.............................................          8.7           10.4            7.8            9.6
Other income (expense).......................................          0.5           (0.4)           0.4           (0.1)
Income before income taxes...................................          9.2           10.0            8.2            9.5
Income tax provision.........................................          2.8            3.5            2.6            3.3
Net income...................................................          6.4            6.5            5.6            6.2

    Net Sales for the thirteen weeks ended June 29, 1997 increased 9.39% to $33.8 million from $30.9 million for the comparable period of 1996. The increase is primarily due to a rise in sales to existing customers that either increased volume or started new products. For the thirteen weeks ended June 29, 1997, the Company's sales mix changed from that of the comparable period of 1996, as assembly sales increased.

    Gross Profit increased 0.5% to $5.3 million for the thirteen weeks ended June 29, 1997, compared to $5.2 million for the same period of the prior year. Gross profit as a percentage of net sales ("Gross Margin") decreased to 15.6% for the thirteen weeks ended June 29, 1997, compared to 17.0% for the thirteen weeks ended June 30, 1996. The Gross Margin decrease was due primarily to wage inflation without peso devaluation, in addition to a change in the business structure of some assembly contracts.

    Selling, General and Administrative Expenses increased 16.1% to $2.3 million and 6.9% as a percentage of net sales, for the thirteen weeks ended June 29, 1997, as compared to $2.0 million, or 6.5% of net sales, for the thirteen weeks ended the same period in 1996. This increase resulted in part from an increase in costs associated with personnel in several departments.

    Operating Income decreased by 9.3% to $2.9 million, or 8.7% of net sales, for the thirteen weeks ended June 29, 1997, from $3.2 million, or 10.4% of net sales, for the thirteen weeks ended June 30, 1996. The decrease in operating income as a percentage of sales was mainly a result of the Gross Margin decrease explained above and the increase in Selling, General and Administrative expenses.

    Income tax provision decreased to $1.0 million, or 2.8% of net sales for the thirteen weeks ended June 29, 1997, from $1.1 million or 3.5% of net sales for the thirteen weeks ended June 30, 1996. The estimated effective tax rate for the thirteen weeks ended June 29, 1997 was 31%, compared to an estimated effective tax rate of 35% for the same period in 1996. The lower effective tax rate for 1997 was caused by inflation adjustments on tax attributes in Mexico, denominated in pesos.

LIQUIDITY AND CAPITAL RESOURCES

    During the twenty-six weeks ended June 29, 1997, the Company had gross operating funds of $7.4 million, which consisted of net income of $3.8 million plus depreciation and amortization of $2.0 million, in addition to deferred taxes and allowances of $1.6 million. This flow of funds financed a net increase in receivables of $3.0 million and prepaid and other assets of $0.3 million, in addition to a decrease in accounts payable of $3.0 million, which were offset by a net decrease in inventories of $5.5 million, accrued expenses and other liabilities of $1.0 million, resulting in net cash provided by operations of $7.8 million. The increase in accounts receivable was due to the Company's increased net sales during the period. The decrease in inventory was due to increased turnover in qinventories and a line of products phasing out. Cash provided by operations allowed the Company to pay down $0.3 million of capital lease obligations and to invest $1.5 million in property, plant, and equipment.

The Company had the following lines of credit, outstanding borrowings, and significant capital leases at June 29, 1997:

                                                                  AMOUNT         INTEREST
          LENDER OR                                           OUTSTANDING AT      RATE AT
     CLASS OF SECURITIES                   TYPE               JUNE 29, 1997    JUNE29, 1997        MATURITY DATE
-----------------------------  -----------------------------  --------------  ---------------  ----------------------
Comerica Bank................  $10 million Line of Credit      $    --                9.00%    May 1, 1999
Bank of America N.T. &
  S.A........................  $10 million Line of Credit
                                                                    --                8.91%    December 15, 1999
Norwest Bank El Paso.........  $7 million Line of Credit            --                8.50%    December 6, 2001
Amplicon Financial...........  $1.3 million Capital Lease      $  1,103,133           7.92%    December 15, 1999
                                                               --------------
  Total......................                                  $  1,103,133

    Under its several credit agreements, Elamex has committed to maintain: (a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. As of June 29, 1997 the Company believes it was in compliance with all material covenants related to its debt obligations.

                                    PART II
                               OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Security Holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

    Elamex, S.A. de C.V. intends to provide periodic reports according to
Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10Q and current reports on Form 8-K, or equivalent forms, following the customary time deadlines therefor; but, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and it hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits



   EXHIBIT
   NUMBER                   DESCRIPTION
-------------  ---------------------------------------------------------------

     3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*






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

                                                    ELAMEX, S.A. DE C.V.

DATE: JULY 31, 1997             BY:                   /S/HECTOR RAYNAL
                                                    -------------------
                                                      HECTOR M. RAYNAL
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   (DULY AUTHORIZED OFFICER)


DATE: JULY 31, 1997             BY:                 /S/ CARLOS MARTENS
                                                    -------------------
                                                    CARLOS D. MARTENS
                                               VICE-PRESIDENT OF FINANCE AND
                                                  CHIEF FINANCIAL OFFICER