Form 10-Q
period 1997-09-28
ELAMEX SA DE CV
filed 1997-11-14
CIK 1009302

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: September 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

    The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of October 28, 1997 was:
                                   7,400,000

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                              PAGE NO.
                                                                              --------

PART I.     FINANCIAL INFORMATION

  Item 1.     Consolidated Balance Sheets as of
                September 28, 1997 and December 31, 1996.....................    1

              Consolidated Statements of Earnings for the thirteen
                and thirty-nine weeks ended September 28, 1997 and
                September 29, 1996...........................................    2

              Consolidated Statements of Cash Flows for the
                thirty-nine weeks ended September 28, 1997 and
                September 29, 1996...........................................    3

              Notes to Consolidated Financial Statements.....................    4


  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................    6

PART II.     OTHER INFORMATION

  Item 3.      Defaults Upon Senior Securities...............................    8

  Item 4.      Submission of Matters to a Vote of Security Holders...........    8

  Item 5.      Other Information.............................................    8

  Item 6.      Exhibits and Reports on Form 8-K..............................    9

SIGNATURES       ............................................................   10

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               (In U.S. Dollars)

                                                                                      SEPTEMBER 28,
                                                                                          1997       DECEMBER 31,
                                                                                       (UNAUDITED)       1996
                                                                                      -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................................  $  15,716,770    6,269,825
  Receivables
    Trade accounts, less allowance for doubtful accounts............................     14,555,337   13,944,948
    Other receivables...............................................................      2,577,067    2,047,019
                                                                                      -------------  ------------
      Total receivables.............................................................     17,132,404   15,991,967
                                                                                      -------------  ------------

  Inventories, net..................................................................     11,376,967   16,200,149
  Prepaid expenses..................................................................        713,156      492,933
                                                                                      -------------  ------------
      Total current assets..........................................................     44,939,297   38,954,874

Property, plant and equipment, net..................................................     29,932,647   28,610,719
Other assets, net...................................................................      1,116,718      410,460
                                                                                      -------------  ------------
                                                                                      $  75,988,662   67,976,053
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................  $   7,235,398    8,886,613
  Accrued expenses..................................................................      4,370,741    2,292,682
  Current obligations of capital leases.............................................        425,568      564,216
  Taxes payable.....................................................................      1,497,873    1,286,132
  Deferred income taxes, net........................................................      1,379,783    1,379,783
  Due to related parties............................................................        174,377       86,743
                                                                                      -------------  ------------
      Total current liabilities.....................................................     15,083,740   14,496,169

Capital lease obligations, excluding current obligations............................        617,866      923,273
Other liabilities...................................................................        287,875      212,403
Deferred income taxes, net..........................................................      4,587,100    2,480,399
                                                                                      -------------  ------------
      Total liabilities.............................................................     20,576,581   18,112,244

Stockholders' equity:
  Preferred stock, authorized 50,000,000 shares, none issued or outstanding.........       --             --
  Common stock, 22,400,000 authorized and 7,400,000 shares issued and outstanding...     35,010,468   35,010,468
  Retained earnings.................................................................     20,401,613   14,853,341
                                                                                      -------------  ------------
      Total stockholders' equity....................................................     55,412,081   49,863,809
                                                                                      -------------  ------------
                                                                                      $  75,988,662   67,976,053
                                                                                      -------------  ------------
                                                                                      -------------  ------------

          See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                              (In U. S. Dollars)
                                 (Unaudited)

                                                              13 WEEKS ENDED                39 WEEKS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
Net sales............................................  $  32,871,921    30,496,368     100,514,066    86,758,075
Cost of sales........................................     28,656,054    25,097,059      86,596,906    72,262,592
                                                       -------------  -------------  -------------  -------------
      Gross Profit...................................      4,215,867     5,399,309      13,917,160    14,495,483
                                                       -------------  -------------  -------------  -------------

Operating expenses:
  General and administrative.........................      2,047,195     1,956,638       6,076,290     5,312,498
  Selling............................................        164,286       196,719         509,413       530,434
                                                       -------------  -------------  -------------  -------------
      Total operating expenses.......................      2,211,481     2,153,357       6,585,703     5,842,932
                                                       -------------  -------------  -------------  -------------
      Operating income...............................      2,004,386     3,245,952       7,331,457     8,652,551
                                                       -------------  -------------  -------------  -------------

Other income (expense):
  Interest income....................................        187,371        89,774         310,341       191,411
  Interest expense...................................        (49,629)     (224,363)       (150,785)     (859,952)
  Other, net.........................................        214,028        68,764         435,091       521,484
                                                       -------------  -------------  -------------  -------------
      Total other income (expense)...................        351,770       (65,825)        594,647      (147,057)
                                                       -------------  -------------  -------------  -------------
      Income before income taxes.....................      2,356,156     3,180,127       7,926,104     8,505,494

  Income tax provision...............................        625,448       860,010       2,377,831     2,721,758
                                                       -------------  -------------  -------------  -------------
      Net income.....................................  $   1,730,708     2,320,117       5,548,273     5,783,736
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

Net income per common share..........................  $        0.23          0.31            0.75          0.86
Weighted average shares outstanding..................      7,400,000     7,400,000       7,400,000     6,705,495
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

            See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A.DE C.V. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                               (In U.S. Dollars)
                                  (Unaudited)

                                                                                             39 WEEKS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 28   SEPTEMBER 29,
                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows provided (used) by operating activities:
  Net income........................................................................  $   5,548,273      5,783,736
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization.................................................      3,088,648      2,185,279
      Allowance for doubtful trade accounts receivable..............................        (91,869)       224,917
      Allowance for excess and obsolete inventory...................................          9,598        433,601
      Deferred income taxes, net....................................................      2,106,701      2,395,801
      Loss on disposal of property, plant and equipment.............................        175,114       --
      Change in assets and liabilities:
        Trade account receivable....................................................        167,004     (2,401,144)
        Other receivables...........................................................       (505,917)    (1,111,084)
        Inventories.................................................................      5,215,109     (3,855,150)
        Prepaid expenses............................................................       (220,223)      (132,112)
        Other assets................................................................       (706,258)       (68,891)
        Accounts payable............................................................     (1,651,215)      (272,158)
        Accrued expenses, taxes payable and due to related parties..................      2,335,156      1,556,301
        Other liabilities...........................................................         75,472         13,874
                                                                                      -------------  -------------
          Net cash provided by operating activities.................................     15,545,593      4,752,970
                                                                                      -------------  -------------

Cash flows used by investing activities:
      Purchase of property, plant and equipment.....................................     (2,177,760)    (4,948,049)
      Purchase of plastics operating assets.........................................     (3,868,903)      --
      Proceeds from sale of property, plant and equipment...........................        392,070       --
                                                                                      -------------  -------------
          Net cash used by investing activities.....................................     (5,654,593)    (4,948,049)
                                                                                      -------------  -------------

Cash flows provided (used) by financing activities:
      Decrease in notes payable.....................................................       --             (500,000)
      Proceeds from long term debt..................................................       --            2,500,000
      Repayment of long-term debt...................................................       --          (20,222,233)
      Principal repayments of capital lease obligations.............................       (444,055)      (393,647)
      Proceeds from sale of stock, net..............................................       --           18,740,009
                                                                                      -------------  -------------
          Net cash provided (used) by financing activities..........................       (444,055)       124,129

Net increase (decrease) in cash and cash equivalents................................      9,446,945        (70,950)

Cash and cash equivalents, beginning of period......................................      6,269,825      2,848,628
                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................  $  15,716,770      2,777,678
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              (In U.S. Dollars)
                              September 28, 1997
                                 (Unaudited)

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

    In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's financial statements for the interim period. The results of operations for the thirteen-week and thirty-nine week periods ended September 28, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories

    Inventories consist of the following:

                                                   SEPTEMBER 28,       DECEMBER 31,
                                                       1997               1996
                                                   -------------       ------------
Raw materials....................................  $  10,719,745        12,998,270
Work-in-process..................................      1,709,612         3,138,189
Finished goods...................................        947,277         1,961,415
                                                   -------------       ------------
                                                      13,376,634        18,097,874

Reserve for excess and obsolete inventory........     (1,999,667)       (1,897,725)
                                                   -------------       ------------
                                                   $  11,376,967        16,200,149
                                                   -------------       ------------
                                                   -------------       ------------

(3) Foreign Currency Translation

    Included in "other, net" on the accompanying consolidated statements of operations are a foreign exchange loss of $5,090 and a $317,331 gain for the thirty-nine week periods ended September 28, 1997 and September 29, 1996, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                   SEPTEMBER 28,       DECEMBER 31,
                                                       1997               1996
                                                   -------------       ------------
Cash and cash equivalents........................  $   429,892              957,000
Other receivables................................    1,442,104            1,634,700
Prepaid expenses.................................      225,528              218,142
Other assets, net................................       78,225               26,064
Accounts payable.................................   (1,056,426)          (1,542,331)
Accrued expenses and other liabilities...........   (3,573,564)          (2,206,667)
                                                   -------------        -----------
Net non-U.S. currency position...................  $(2,454,241)            (913,092)
                                                   -------------        -----------
                                                   -------------        -----------

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                              (In U.S. Dollars)
                              September 28, 1997
                                 (Unaudited)

(4) Acquisition

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

(5) Major Customers

    During the thirteen weeks ended on September 28, 1997 we conducted the last significant shipments to two of our major customers. For the year ended 1996, these customers accounted for 16% and 14% of total sales. During the thirty-nine weeks ended of 1997, sales to these customers represented 11% and 8% of total sales. However, for this quarter, the reduction of revenue from these two customers was compensated by the start up of new projects and increased sales to existing customers.

(6) Income Taxes

    Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of approximately 30% for the twelve months ended December 31, 1997. The actual effective tax rate for the year ended December 31, 1997 may differ from that used to estimate taxes on September 28, 1997.

(7) Earnings per Share

    Earnings per share on common stock ("EPS") for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirty-nine week period ended September 28, 1997 was 7,400,000, and the weighted average number of shares used to determine EPS at September 29, 1996 was 6,705,495.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

    The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.

                           PERCENTAGE OF NET SALES

                                                                     THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                               --------------------------------  --------------------------------
                                                                SEPTEMBER 28     SEPTEMBER 29     SEPTEMBER 28     SEPTEMBER 29
                                                                     1997             1996             1997             1996
                                                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                               ---------------  ---------------  ---------------  ---------------
Net sales....................................................         100.0%           100.0%           100.0%        100.0%
Cost of sales................................................          87.2             82.3             86.2          83.3
Gross profit.................................................          12.8             17.7             13.8          16.7
Selling, general and administrative expenses.................           6.7              7.1              6.6           6.7
Operating income.............................................           6.1             10.6              7.2          10.0
Other income (expense).......................................           1.1             (0.2)             0.6          (0.2)
Income before income taxes...................................           7.2             10.4              7.8           9.8
Income tax provision.........................................           1.9              2.8              2.4           3.1
Net income...................................................           5.3              7.6              5.4           6.7

    Net Sales for the thirteen weeks ended September 28, 1997 increased 7.8% to $32.9 million from $30.5 million for the comparable period of 1996. The increase is primarily due to a rise in sales to new and existing customers that either increased volume or started new products. For the thirteen weeks ended September 28, 1997, the Company's sales mix changed from that of the comparable period of 1996, as turnkey sales increased slightly.

    Gross Profit decreased 21.9% to $4.2 million or 12.8% as a percentage of sales, for the thirteen weeks ended September 28, 1997, as compared to $5.4 million or 17.7% as a percentage of sales, for the same period of the prior year. The Gross Margin decrease was due primarily to wage inflation without peso devaluation, in addition to a change in the business structure of some assembly contracts.

    Selling, General and Administrative (SG&A) Expenses increased 2.7% to $2.2 million for the thirteen weeks ended September 28, 1997, compared to $2.1 million for the same period of the prior year. SG&A Expenses decreased as a percentage of sales to 6.7% for the thirteen weeks ended September 28, 1997, compared to 7.1% for the thirteen weeks ended the same period in 1996.

    Operating Income decreased by 38.2% to $2.0 million, or 6.1% of net sales, for the thirteen weeks ended September 28, 1997, from $3.2 million, or 10.6% of net sales, for the thirteen weeks ended September 29, 1996. The decrease in operating income as a percentage of sales was mainly a result of the Gross Margin decrease.

    Income tax provision decreased to $0.6 million, or 1.9% of net sales for the thirteen weeks ended September 28, 1997, from $0.9 million or 2.8% of net sales for the thirteen weeks ended September 29, 1996. The estimated effective tax rate was 27% for the thirteen weeks ended September 28, 1997 and September 29, 1996. The estimated effective tax rate for the thirty-nine weeks ended September 28, 1997 was 30%, as compared to 32% for the same period ended 1996. The difference between the estimated tax rate of 30% and the statutory tax rate of 34% for 1997, is caused by inflation adjustments on tax attributes in Mexico, denominated in pesos.

LIQUIDITY AND CAPITAL RESOURCES

    During the thirty-nine weeks ended September 28, 1997, the Company had gross operating funds of $10.8 million, which consisted of net income of $5.5 million plus depreciation and amortization of $3.1 million, in addition to deferred taxes and allowances and a loss on disposal of property, plant and equipment of $2.2 million. This flow of funds financed a net increase in receivables of $0.3 million and prepaid and other assets of $0.9 million, in addition to a decrease in accounts payable of $1.7 million, which were offset by a net decrease in inventories of $5.1 million, and an increase in accrued expenses and other liabilities of $2.4 million, resulting in net cash provided by operations of $15.5 million. The decrease in inventory was due to the phasing out of several products. Cash provided by operations allowed the Company to pay down $0.4 million of capital lease obligations and to invest $5.7 million in property, plant, and equipment and the acquisition of operating assets, net of proceeds from the sale of equipment.

    The Company had the following lines of credit, outstanding borrowings, and significant capital leases at September 28, 1997:

      LENDER OR                                 AMOUNT OUTSTANDING AT    INTEREST RATE AT
 CLASS OF SECURITIES             TYPE            SEPTEMBER 28, 1997     SEPTEMBER 28, 1997        MATURITY DATE
----------------------  ----------------------  ---------------------  ---------------------  ----------------------
Comerica Bank           $10 million Line of
                        Credit                      $    --                       9.00%       May 1, 1999
Bank of America N.T. &  $10 million Line of
  S.A.                  Credit                           --                       8.91%       December 15, 1999
Norwest Bank El Paso    $5 million Line of
                        Credit                           --                       8.50%       December 6, 2001
Amplicon Financial      $1.3 million Capital
                        Lease                           1,042,230                 7.92%       December 15, 1999
                                                   ---------------
    Total                                           $   1,042,230

    Under its several credit agreements, Elamex has committed to maintain: (a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. As of September 28, 1997 the Company believes it was in compliance with all material covenants related to its debt obligations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

   EXHIBIT
   NUMBER                                                     DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------------
     3          Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

------------------------

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

                                       ELAMEX, S.A. DE C.V.



DATE: October 31, 1997                 By:       /S/ HECTOR RAYNAL
                                           ---------------------------------
                                                  HECTOR M. RAYNAL
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                             (DULY AUTHORIZED OFFICER)

DATE: October 31, 1997                 By:        /S/ CARLOS MARTENS
                                           ---------------------------------
                                                  CARLOS D. MARTENS
                                           VICE-PRESIDENT OF FINANCE AND
                                               CHIEF FINANCIAL OFFICER