Form 10-K
period 1997-12-31
ELAMEX SA DE CV
filed 1998-03-31
CIK 1009302

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 1997


                        COMMISSION FILE NUMBER: 0-27992

                              ELAMEX, S.A. DE C.V.
             (Exact name of Registrant as specified in its charter)

               MEXICO                                Not Applicable
      (State or other jurisdiction         (I.R.S.Employer Identification No.)
  of incorporation or organization)


     Avenida Insurgentes No. 4145-B Ote.                32340
     Cd. Juarez, Chihuahua Mexico City,               (Zip code)
  (Address of principal executive offices)


                                 (915) 774-8252
       (Registrant's telephone number including area code, in El Paso,TX)

Securities registered pursuant to Section 12(b)of the Act: None
Securities registered pursuant to section 12(g)of the Act: Title of each class

                       Class I Common Stock, no par value
                      Name of exchange on which registered
                             NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1998 was: $23,255,400.

The number of shares of Class I Common Stock of the registrant outstanding as of March 3, 1998 was: 7,373,500

                      DOCUMENTS INCORPORATED BY REFERENCE

Item 14 incorporates by reference exhibits to the registrant's registration statement on Form S-1, file number 333-01768.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                                     PART I
References in this form 10-K to "Elamex" or the "Company" are to Elamex,S.A. de C.V.and its subsidiaries, collectively,and references to "Elamex, S.A. de C.V. "are solely to Elamex,S.A. de C.V. In this form 10-K, references to "$" and "U.S.dollars"are to United States dollars and references to "Ps$" and "Pesos" are to Mexican pesos.

Item 1.  Business

         Elamex is a leading contract manufacturer located in Mexico, delivering high-quality finished goods to Original Equipment Manufacturers ("OEMs") based in North America pursuant to manufacturing contracts. Although functioning as an independent contractor, the Company operates as a manufacturing arm for its customers, offering a rapid and cooperative response to the customers' needs. The Company focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex, to full materials procurement and assembly contracts that are referred to in the industry as "turnkey" contracts. The Company frequently works with customers from product design and prototype stages through ongoing production, and provides manufacturing services for successive product generations.

         Elamex's OEMs customers are primarily U.S. and Canadian companies, mainly in the electronics industry, as well as in the electromechanical, avionics and medical industries. The Company's revenues are in United States ("U.S.") dollars and financing is obtained in the same currency based on contracts with its U.S. and Canadian customers providing for payment in U.S. Dollars. The Company's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border, the El Paso International Airport, and rail truck depots in El Paso, Texas. Elamex currently operates or directs operations in 21 manufacturing facilities. The Company prepares financial statements in U.S. Dollars in conformity with Generally Accepted Accounting Principles applicable in the U.S. ("U.S. GAAP") and also maintains certain financial information in conformity with Generally Accepted Accounting Principles applicable in Mexico ("Mexican GAAP").

     The Company was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, real estate, and later labor, was provided to foreign companies. These companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex's business has evolved from the early Maquiladora concept to its present state, which includes management by Elamex itself, of assembly services and turnkey manufacturing services. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, indirectly acquired a majority interest in the Company's operations.

Industry Background

During the early 1980s, the commercialization of the personal computer began to fuel substantial growth in the electronics industry and, with it, the growth of contract manufacturers. At about the same time, significant advances were made in commercial manufacturing technology as Surface Mount Technology ("SMT") began to replace Pin Through-Hole ("PTH") technology as the preferred method for the assembly of circuit boards. SMT provided OEMs with significant cost savings while at the same time increasing the performance of their products. Many of the benefits of SMT, especially those relating to cost reduction, were passed along to customers. The Company believes these benefits have helped to sustain the double-digit percentage growth rate of the electronics industry into the 1990s.

         OEMs originally utilized contract manufacturing sources primarily to reduce labor costs in the production of electronic assemblies and to provide additional manufacturing capacity in times of peak demand. These early contract manufacturers typically were employed on an assembly basis in which the OEMs provided the circuit and production designs, procured all components, frequently managed the production process and performed the final product testing. As contract manufacturers began to perform more management services, the relationship between OEMs and contract manufacturers became more strategic in nature, with the two now linked in a closer relationship in order to quickly deliver cost-effective, high-quality products to the marketplace. The practice of contract manufacturers providing management services has evolved into turnkey manufacturing, in which the contract manufacturer performs the procurement function and manages the assembly process. In Elamex's experience, procurement generates lower margins than assembly work, and Elamex believes the same is true for other contract manufacturers. However, Elamex has also found that parts and equipment procurement creates other advantages, such as greater control over the manufacturing process and increased customer satisfaction due to the reduction of an additional cost to the OEMs. Elamex believes that the ability to provide these procurement advantages reinforces the strategic relationship between the OEMs and the contract manufacturer.

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

         The contract manufacturing industry is characterized by a high degree of customer and market concentration. According to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), approximately 42% of the contract manufacturing industry's sales in 1997 were to the computer industry. While the Company does not currently perform a significant amount of manufacturing for the computer industry, it has found that margins on computer products are generally lower than for other products the Company manufactures. The Company believes that the two largest customers of the average contract
manufacturer   account  for  in  excess  of  45%  of  sales  for  such  contract manufacturer.

         The industry is also expected to grow significantly. Technology Forecasters, Inc. estimates that U.S. and Canadian demand for electronics contract manufacturing will grow from expenditures of approximately $27.2 billion in 1996 to approximately $104.2 billion by 2001, an average annual growth rate of approximately 31%, and that the worldwide electronics contract manufacturing industry will grow from expenditures of $59.8 billion in 1996 to approximately $178 billion by 2001, an average annual growth rate of approximately 24%. As indicated by IPC, market trends served by The Electronics Manufacturing Service Industry ("EMSI"), growth in communication technologies will continue to generate new products that will help generate growth from markets outside the computer industry. In addition to growth directly relating to the electronics industry, the Company believes that further growth for contract manufacturing will come from an increasing need for OEMs to reduce product time to market and to manage more complex product designs, inventories and component procurements.

Manufacturing Services

         Elamex is a contract manufacturer in the electronics industry, as well as the electromechanical, avionics and medical industries. Elamex's work for the electronics and avionics industries includes the assembly of printed circuit boards with SMT, SMT on flexible boards, and the assembly and testing of SMT boards and other technologies. The Company's work for the electromechanical industry includes the manufacture of such electrical devices as switchboard components, outlet strips, smoke detectors, automatic timer switches and other devices that are not based on complex electronic circuitry, fiber optic cables and connectors, and the refurbishment of telephones. Elamex's work for the medical industry includes assembly surgery sets and medical products packaging. Many of these operations are conducted in special clean rooms.

         Approximately 28% of Elamex's net sales in 1997 were derived from assembly projects, in which Elamex provides manufacturing services, while the customer retains responsibility for parts procurement and, in some cases, direct management of Elamex's employees. Turnkey projects, which accounted for 72% of Elamex's net sales during 1997, are those in which Elamex is responsible for manufacturing and delivering the completed product. All turnkey projects involve manufacturing and assembly services and materials procurement. In these projects, Elamex buys raw materials from U.S. and worldwide suppliers, and then performs the required assembly work using those raw materials. The majority of the finished products are returned to the United States and the import duty, if any, is paid only on the value added during assembly plus the value of foreign content. When finished products are delivered from the United States to other countries, the customer pays the import duty, if any, imposed by such other country. Under The North America Free Trade Agreement ("NAFTA"), most products produced by Elamex are duty-free into the United States.

         As an independent-contractor-manufacturing-arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. The Company's manufacturing operations are structured to incorporate the complex design specifications of its customers' products and to respond rapidly to their design changes. Prior to commencing a manufacturing project, Elamex works closely with the OEMs to determine the manufacturing operations and the organization, selection and training of the work force, with particular emphasis on sophisticated training techniques. In establishing a "total manufacturing solution" to its OEM customers, the Company provides expertise in managing the work force available at its facilities, assisting its customers with accounting and management functions, and handling customs, warehousing and other matters inherent in manufacturing in Mexico. In a further effort to create a "total manufacturing solution" relationship with its customers, the Company has improved communications and information reporting using electronic data interchange with its customers. Elamex maintains a microwave link across the border to El Paso, Texas, and as a result it can be reached through telephone numbers in the El Paso area code; this system also functions for electronic data interchange, fully integrating the Company into the U.S.
telephone system.

         Approximately 73% of Elamex's net sales for 1997 were derived from the manufacture of electronic products. Over the last three decades, continuous advances have been made in the design of electronic components and in interconnection technologies. Prior to the 1980s, manufacturers developed the technique of PTH technology. In PTH assembly, electrical components such as integrated circuits are attached to printed circuit boards by means of pins or leads that are inserted into pre-drilled holes and soldered to the electrical circuits  on the boards.  As  electronic  devices  required  greater  numbers of components with increasing functional density and more interconnections, manufacturers developed SMT. The SMT process eliminates the need for holes in the printed circuit board, permitting a higher number of leads than PTH and finer lead-to-lead spacings ("pitch"). This technology also allows components to be placed on both sides of a board. Both factors substantially reduce board size. SMT requires the use of more expensive automated assembly equipment and substantially more engineering expertise than PTH. Elamex has adopted SMT as the primary means of electronic assembly for a number of major products, including personal computers, computer peripheral products, communications equipment, navigational control systems, automotive sensors and audio mixing boards. The Company's capabilities include complex wire cable assemblies, plastic over-molded SMT printed circuit boards and fiber optic cables and connectors.

         Elamex customizes its assembly lines for each customer by assigning a separate workforce, team leaders, supervisors, production engineers, managers and quality control personnel to each project. Elamex analyzes the customer's proposed production process, including the original process if applicable, and proposes improvements whenever possible. Assembly lines are customized to the customer's needs before manufacturing begins. Elamex and the customer jointly determine the size of an assembly line. The customer generally provides some of the equipment, particularly for specialized testing and other customer-specific work, while Elamex provides the assembly services and generic equipment. Some customers provide materials used in the production process, while others contract for turnkey projects involving procurement. Final manufacturing inspection may be performed at the customer's plant or by Elamex in "dock to stock" arrangements. Additionally, many products manufactured by Elamex are in the early stages of their product life cycle and, therefore, may require ongoing design or engineering changes. Responsiveness to customers, particularly with respect to engineering changes once manufacturing has commenced, is a crucial component of Elamex's manufacturing approach.

         The Company's business is materially dependent on its ability to manufacture products of uniformly high quality. The Company has established quality processes under International Standards Organization certification 9002 ("ISO 9002"), is Quality Standard 9000 ("QS 9000") compliant, and military specifications of the U.S. Department of Defense and Good Manufacturing Practices certifications. Where appropriate, Elamex also works to achieve this objective using specialized "pick and place" automated equipment. To implement and maintain these quality goals, Elamex employs a large staff of professional engineers.

Customers and Markets

         The Company has attempted to balance its marketing efforts and manufacturing services between OEMs of industrial and professional products and those of consumer electronics products. Elamex customers are a diverse group of United States, Canadian and multinational OEMs. Contracts with Elamex's five largest customers for 1997 accounted for approximately 58% of Elamex's committed contract revenues. Approximately 19%, 14% and 10% of the Company's net sales for 1997 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of PBX telecommunication equipment, switchboards, and fiber-optic cable connections, and a manufacturer of consumer products, respectively. Approximately 18%, 16% and 14% of the Company's net sales in 1996 were derived from sales to a manufacturer of home appliance consumer products, a flexible and rigid circuit boards/component assembly customer, and a printed circuit boards & cables OEM, respectively. Approximately 23%, 18% and 16% of the

Company's net sales for 1995 were derived from sales to, a flexible and rigid circuit boards/component assembly customer, a manufacturer of home appliance consumer products, and a printed circuit boards & cables OEM, respectively. Certain of the Company's contracts contain pricing mechanisms that are based on the Company's costs.

         Elamex, in conjunction with another company, are parties to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon S.A. de C.V. ("Elamex de Torreon"), a company beneficially owned by certain of the Company's officers and directors, under contract to Elamex.

         The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been certified under ISO 9002, one of the highest total quality control standards in the world, and is QS 9000 compliant at all of its facilities where Elamex manages the labor force.

Sales and Marketing

         The Company has pursued the diversification of its market segments and customer base and sought relationships with leading OEMs in the markets it serves. The Company's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico. In addition to the efforts of its sales force, Elamex may pursue the growth through selective acquisitions.

Competition

         The electronics assembly and the contract manufacturing industries are comprised of a large number of companies, several of which have achieved substantial market share. Several of Elamex's competitors have significantly higher sales, primarily those manufacturers of high volume computer components where sales volume can be high. Elamex also faces competition from current and prospective customers who evaluate Elamex's capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on the type of service or geographic area. Certain of Elamex's competitors, including SCI Systems, Inc. and Solectron Corporation and divisions of International Business Machines Corp., Inc. have substantially greater resources than Elamex.

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

Effect of NAFTA

         The Company believes that NAFTA is having an overall positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on imports into the U.S. and Canada. These benefits enable Elamex to manufacture goods from imports into Mexico and to return the finished product to the U.S. and Canada, without paying significant duties. Moreover, the Company believes that NAFTA has the general effect of encouraging growth in industries for which Elamex provides manufacturing services, and will permit the Company's customers to increase their sales in the Mexican market.

Backlog

         The Company's order backlog at December 31, 1997 was approximately $187.9 million, compared to order backlog at December 31, 1996 of approximately $157.9 million. Backlog consists of firm purchase orders, commitments and forecasts which are to be filled within the next 12 months. However, since orders and commitments may be rescheduled, increased or canceled, backlog is not necessarily a meaningful indicator of future financial performance.

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

Raw Materials

         Raw materials consist of electronic commodities, including integrated circuits, transistors and other solid state elements, printed circuit boards and other circuit elements, as well as components for electromechanical and medical assembly, many of which are provided by customers. Virtually all raw materials supplied by Elamex are purchased in Asia and the U.S., with the larger part coming from the U.S. Elamex believes that it is not materially dependent on any one supplier or group of suppliers; it purchased less than 5% of its supplies from its largest vendor in 1997. Certain vendors operate at full capacity from time to time and allocate their products among customers. Elamex believes that larger companies generally command larger allocations; however, because of its large-scale purchases of these products, Elamex also believes that it sometimes has greater bargaining power for particular products than its customers do even though it may be smaller.

Employees

         Elamex had 5,251 employees at December 31, 1997, of which 256 were employees subcontracted from Elamex de Torreon. There are 21 active facilities currently used by Elamex in its manufacturing operations. Three hundred seventy nine employees in four facilities are covered by collective bargaining agreements; all other employees of the Company at the remaining seventeen facilities are not. Elamex believes that its labor relations are good in all of its facilities.

         Thirty-one of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

Environmental Compliance

         The Company's operations are subject to the Mexican General Law of Ecological Stabilization and Environmental Protection (the "Ecological Law") and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the "Ministry of the Environment, Natural Resources and Fishing"). Since September 1990, each such company has been required to file several semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls and the disposition of industrial waste. The Company is licensed to handle radioactive materials, which are presently used in the manufacture of smoke alarms, and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, the Company is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of hazardous wastes generated by the Company that are derived from materials imported from the U.S., a requirement of its participation in the
Maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property.

         Mexican environmental laws and regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the U.S. and Canada in connection with NAFTA. The Company believes that its policies with respect to environmental matters in Mexico currently exceed the standards set forth in the Ecological Law. The Company is committed to maintaining high standards of environmental protection controls.

Exchange Rates

         The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.

       YEAR ENDED DECEMBER 31,              HIGH(1)        LOW(1)    AVERAGE (2)  PERIOD END(1)
       -----------------------              -------        ------    -----------  ------------
1990                                        Ps$2.95       Ps$2.68       Ps$2.84       Ps$2.95
1991                                           3.07          2.95          3.01          3.07
1992                                           3.14          3.06          3.08          3.12
1993                                           3.16          3.02          3.11          3.11
1994                                           5.00          3.11          3.35          5.00
1995                                           8.05          5.00          6.44          7.69
1996                                           8.05          7.33          7.60          7.86
1997                                           8.24          7.78          7.93          8.13
1998 (through February 27)                     8.56          8.11          8.13          8.56
------------------

SOURCE:  Ciemex-Wefa Group
(1)      Monthly rates at market close.
(2)      Average of monthly rates.

Item 2.  Properties

         The Company's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities:



    LOCATION            SQUARE FEET                       ACTIVITY                                    LEASED/OWNED
    --------            -----------                       --------                                    ------------
Cd. Juarez              28,311          Industrial Bag, Packaging Material Manufacturing              Leased
Cd. Juarez              80,280          Electronic Equipment Assembly and Electronic Circuit Mfg.     Leased(1)
Cd. Juarez              90,848          Electronic Circuit Manufacturing                              Leased
Cd. Juarez              45,351          Battery Chargers                                              Leased
Cd. Juarez              58,841          Medical Product Assembly                                      Owned(2)
Cd. Juarez              50,000          Medical Product Assembly                                      Owned
Cd. Juarez              43,034          Avionics Product Assembly                                     Owned
Cd. Juarez              64,866          Electromechanical Product Assembly                            Leased(1)
Cd. Juarez              54,754          Auto Part Assembly                                            Leased(3)
Cd. Juarez              67,038          Electronic Equipment Assembly                                 Owned
Cd. Juarez              40,263          Telephone Repair                                              Leased
Cd. Juarez              94,145          Plastic Injection Molding                                     Leased
Chihuahua               47,834          Smoke Alarm Assembly                                          Owned(4)
Delicias                54,507          Electronic Circuit Manufacturing                              Leased
Nuevo Laredo            60,658          Telephone Repair and Auto Part Assembly                       Owned
Nuevo Laredo            43,917          Telephone Repair                                              Leased(1)
Guadalajara             10,000          Testing of Electronic Semiconductors                          Leased
Torreon                 55,845          Assembly of Shotgun Parts                                     Owned
Tijuana                 55,647          Electromechanical Product Assembly                            Leased
Tijuana                 13,778          Electromechanical Product Assembly                            Leased
Monterrey               22,098          Electromechanical Product Assembly                            Leased
Praxedis                11,517          Electromechanical Product Assembly                            Leased
                  =============
   Total             1,093,532
                  =============
------------------

(1) Leased from a company controlled by Federico Barrio, a Director of the Company.
(2) A customer who leases this facility has an option under the lease to purchase the facility at fair market value.
(3) Facility currently being sublet to a third party.
(4) Facility currently leased to a third party.

Item 3.  Legal Proceedings

         The Company is a party to various claims, actions and complaints, the ultimate disposition of which, in the opinion of management will not have a material adverse effect on the business or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 24, 1997 the stockholders of Elamex, S.A. de C.V. at a general ordinary annual stockholders meeting approved: (i) the business report on Elamex, S.A. de C.V. for 1996 fiscal year; (ii) the presentation of audited financial statements as of December 31, 1996 and the report by the statutory auditor; (iii) the proposal for application of Net Income; (iv) the election of Board of Directors, Secretary and Statutory Auditor; and (v) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Elamex, S.A. de C.V. for the fiscal year ending December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Class I Common Stock, no par value ("Common Stock") has been traded on The NASDAQ National Market under symbol ELAMF since March 20, 1996. The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on the NASDAQ National Market Systems.

                                             CLOSING SALES PRICE
PERIOD                                       HIGH           LOW
March 20, 1996 - March 31, 1996              9  1/8         8 7/8
April 1, 1996 - June 30, 1996               10  3/8         8 7/8
July 1, 1996 - September 30, 1996            9  7/8         8
October 1, 1996 - December 31, 1996         10  1/2         8 7/8


January 1, 1997 - March 31, 1997            11  3/4         9
April 1, 1997 - June 30, 1997                9  3/4         7 1/2
July 1, 1997 - September 30, 1997           12  1/4         9 1/2
October 1, 1997 - December 31, 1997         11  3/8         7 1/2

         The Company currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of the Company's existing bank credit lines impose limitations on the amount of dividends that Elamex may pay. Specifically, one limits the amount of dividends that may be declared, without the consent of the lender, to the prior year's net profits. Another credit agreement permits payment of dividends only if the Company has complied with all of its covenants and other obligations under such credit agreement. As of March 13, 1998, there were approximately 1,009 beneficial holders of the Company's Common Stock.

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

TAXATION OF DIVIDENDS

United States Federal Income Taxes

         Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by the Company with respect to Common Stock out of current or accumulated earnings and profits ("E&P") to a U.S. holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder for more than one year has held the Common Stock.

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

         Distributions of additional Common Stock to United States holders with respect to their pre-distribution holdings of Common Stock (old Common Stock) that are made as part of a pro rata distribution to all stockholders of the Company generally will not be subject to U.S. federal income tax (except with respect to cash received in lieu of fractional shares of Common Stock). The basis of the Common Stock so received will be determined by allocating the United States holders' adjusted basis in the old Common Stock between the old Common Stock and the Common Stock so received.

         A holder of Common Stock that is, with respect to the United States, not a United States holder (a "non-United States holder") will not be subject to U.S. federal income or withholding tax on dividends paid with respect to the Common Stock, unless such dividends are effectively connected with the conduct by the holder of a trade or business in the United States.

Mexican Income Taxes

         Mexican income tax law requires that Mexican corporations must pay income tax on taxable income for each fiscal year. Mexican corporations must maintain an account called the Cuenta de Utilidad Fiscal Neta or "previously taxed net earnings account" ("CUFIN", from the Spanish initials). In its CUFIN the Mexican corporation records the balance of the tax profits from previous years, on which income tax has already been paid plus dividends received from Mexican corporations.The CUFIN account balance is subject to restatement for inflation.

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

Item 6.  Selected Financial Data

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

         The following table sets forth selected consolidated financial data of the Company as of and for each of the years ended December 31, 1993, 1994, 1995, 1996, and 1997. Each of the Company's fiscal quarters is comprised of 13 weeks and ends on a Sunday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Form 10-K.

         The selected consolidated financial data presented below under the captions "Income Statement Data" for each of the years in the five-year period ended December 31, 1997 and "Balance Sheet Data" as of December 31, 1993, 1994, 1995, 1996, and 1997, set forth below, have been derived from consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997, and 1996, and for each of the years in the three-year period ended December 31, 1997, and the report thereon, are included elsewhere in this Form 10-K.

         These historical results are not necessarily indicative of the results to be expected in the future.

                                                                         YEAR ENDED DECEMBER 31,
                                                        1993         1994         1995         1996         1997
                                                               (In thousands, except per share amounts)
INCOME STATEMENT DATA:
Net sales.....................................       $70,244      $84,816      $97,544     $118,919     $131,772
Gross profit..................................         9,524       10,210       14,972       18,683       17,683
Operating income..............................         2,617        2,748        8,788       10,366        8,956
Other income (expense)........................         (821)        (460)        (852)          136        1,326
Income tax provision (1)......................           622          743        1,727        2,575        2,898
Net income....................................        $1,173       $1,545       $6,209       $7,927       $7,383
Net income (loss) per share (2)...............       $(0.03)        $0.23        $1.20        $1.15        $1.00
EBITDA (4)....................................         4,613        4,703       11,206       13,315       13,965
BALANCE SHEET DATA:
Current assets................................       $19,659      $23,360      $30,586      $38,955      $45,399
Property, plan and equipment, net.............        22,582       22,684       24,023       28,611       28,503
Total assets..................................        43,259       46,783       55,110       67,976       74,645
Short-debt and current maturities of
long-term debt................................        12,017        2,830        5,257          564          496
Long-term debt excluding  current maturities..         8,603       16,176       15,212          923          654
Total stockholders' equity....................       $13,336      $14,495      $23,196      $49,864      $57,032
----------------------

(1) The 1993 amount includes the cumulative effect of a change in accounting principle amounting to $375,000 resulting from the adoption of the Financial Accounting Standards Board's Statement of Financial Standards No. 109 Accounting For Income Taxes ("FAS 109") in 1993.
(2) 1997 and 1996 net income per share of Common Stock was calculated by dividing net income by the weighted average number of shares of common stock outstanding which was approximately 7.4 million and 6.9 million shares, respectively. 1995 and previous years' net income per share of Common Stock was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities.
(3) Does not include redeemable Preferred Stock and redeemable Common Stock as of December 31, 1993, and 1994 of $3,406 and $3,792, respectively.
(4)  EDITDA as defined under "Liquidity and Capital Resources."

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

         On October 26, 1996, the Mexican government signed a pact with labor and business representatives called the Alliance for Economic Growth (the "Alliance"). The Alliance defines a macroeconomic policy designed to support Mexico's economic recovery and promote future growth. By its provisions, the minimum wage rate was to increase by 17% effective December 1996. Also, over the 12 months following execution of the Alliance, utility charges were to increase an average of approximately 20%. Under the Alliance the Mexican government has attempted to boost the economy by providing tax incentives for new business investments, while utilizing wage and price controls to contain inflation. As part of the Alliance the Mexican government has committed to maintaining a free flotation system for the Peso in the international currency markets.
The Alliance also calls for development of social and rural programs.

         Throughout the course of 1997, the pact made in the "Alliance" has been honored. Utility charges increased in 1997 by an average of 16%. The minimum wage was increased by 14.27% on January 1, 1998 as published on December 23, 1997 in the "Official Daily Gazette".

Certain Accounting Policies

         Direct manufacturing contract costs related to initial manufacturing layout and setup for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment are capitalized and are amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the year ended December 31, 1997 and 1996. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, the Company also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

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

         Statutory employee profit sharing was $38,410 or an effective rate of 0.37% of income before taxes, for the year ended December 31, 1997, compared to $159,731 or an effective rate of 1.52% of income before taxes, for the year ended December 31, 1996 and $120,474 or an effective rate of 1.52% of income before taxes, for the year ended December 31, 1995.

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein, for each period indicated, unless otherwise indicated.

                                                   PERCENTAGE OF NET SALES
                                                   YEAR ENDED DECEMBER 31,

                                                  1995      1996       1997
                                                  ----      ----       ----
                                                   %         %          %
Net sales                                        100.0     100.0      100.0
Cost of sales                                     84.7      84.3       86.6
Gross profit                                      15.3      15.7       13.4
Selling, general and administrative                6.3       7.0        6.6
expenses
Operating income                                   9.0       8.7        6.8
Other income (expense)                           (0.9)       0.1        1.0
Income before taxes                                8.1       8.8        7.8
Income tax provision                               1.8       2.2        2.2
Net income                                         6.4       6.7        5.6

1997 COMPARED TO 1996

NET SALES increased 11% to $131.8 million in 1997 from $118.9 million in 1996. The increase was attributable to increased dollar volume of assembly and turnkey sales to existing customers, the purchase of Eurotech (see "Acquisitions"), and, to a lesser extent, an expansion of business from new customers in 1997.

GROSS PROFIT decreased by $1.0 million, or 5.4%, to $17.7 million in 1997 compared to $18.7 million for the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 13.4% in 1997 from 15.7% in 1996 due primarily to general Mexican inflation pressures and Peso appreciation during the first six months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 5.0% to $8.7 million, or 6.6% of net sales, for the year ended December 31, 1997, as compared to $8.3 million, or 7.0% of net sales, for the year ended December 31, 1996. This increase resulted in part from an increase in the administrative manufacturing infrastructure and wage inflation without peso depreciation.

         Of the Company's aggregate cost of sales and selling, general and administrative expenses in 1997, approximately 28.1% were incurred in Pesos, compared to approximately 30.3% in 1996.

OPERATING INCOME decreased by 13.6% to $9.0 million, or 6.8% of net sales, during the year ended December 31, 1997 from $10.4 million, or 8.7% of net sales, during the year ended December 31, 1996, as a result of the above factors. The most significant of which were inflationary pressures without peso depreciation as described under "Gross Profit" and "Selling, General and Administrative Expenses" above.

OTHER INCOME (EXPENSE). Interest and other expenses increased to $1.3 million, or 1.0% of net sales, for the year ended December 31, 1997, from $0.1 million or 0.1% of net sales, for the year ended December 31, 1996. This increase resulted principally from the interest gained due to excess of cash flows, decrease of expense from debt, and a gain of $0.5 million from the sale of a building.

1996 COMPARED TO 1995

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

OPERATING INCOME increased by 18.0% to $10.4 million, or 8.7% of net sales, during the year ended December 31, 1996 and from $8.8 million, or 9.0% of net sales, during the year ended December 31, 1995, as a result of the above factors, the most significant of which were changes in the sales mix, turnkey operations, and the economies of scale described under "Gross Profit" and "Selling, General and Administrative Expenses" above.

OTHER INCOME (EXPENSE). Interest and other expenses decreased by $1.0 million to $0.1 million, or 0.1% of net sales, in the year ended December 31, 1996, from $(0.9) million or (0.9)% of net sales, in the year ended December 31, 1995. This decrease resulted principally from lower rates and decreased borrowings during the period as a result of the public offering proceeds, partially offset by less interest income on short-term investments.

INCOME TAX; ASSETS TAX

         Under Mexican tax law as presently in effect, Mexican companies must pay the greater of the income tax or the assets tax. The corporate income tax rate is 34%. For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses, updated to recognize the effects of inflation, may be carried forward ten years succeeding the year of the loss.

         Previously paid assets tax, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year for ten years following the payment of the tax. In addition, the Mexican company that incurred the losses can utilize tax net operating loss carryforwards. The amounts of the Company's asset tax and net operating loss carryforwards at December 31, 1997 and 1996 are set forth in Note 7 to the Consolidated Financial Statements.

         The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base by the amount of certain liabilities. The asset tax operates like an alternative minimum tax in the U.S.

         The Company's effective tax rate was 13.8% in 1993, 32.5% in 1994, 21.8% in 1995, 24.5% in 1996 and 28.2% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) needs remained substantially leveled for the year. At December 31, 1997, the Company had working capital of $24.6 million compared to $23.3 million at December 31, 1996. This increase was due to a net effect on reduction in inventories and accounts payable, and an increase in receivables associated with an increase in sales.

         For the year ended December 31, 1997, the company had net cash provided by operating activities of $13.7 million which consists of net income of $7.4 million plus depreciation and amortization of $4.1 million, deferred income taxes of $2.8 million, decrease of inventories of $3.7 million and accrued and other liabilities of $1.6 million offset by a decrease in accounts payable of $4.5 million and other miscellaneous reductions.

         In 1997 EBITDA was $13.9 or 10.6% of net sales, and capital expenditures were $7.8 million. EBITDA in 1997 increased 4.5% over 1996. In 1996 EBITDA was $13.3 million. EBITDA is defined by the Company as net income before interest, income taxes, depreciation and amortization. EBITDA is presented in this discussion of liquidity and capital resource because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as measure of the Company's profitability or liquidity. In addition, this measure of EBITDA might not be comparable to measures as defined and reported by other companies.

The Company had the following lines of credit and outstanding borrowings at December 31, 1997:

                                                                Amount       Interest
Lender of Class of Securities              Type               Outstanding      Rate         Maturity Date
-----------------------------              ----               -----------      ----         -------------
Comerica Bank                  $10 million Line of Credit          -           9.00%    May 1, 1999
Bank of America                $10 million Line of Credit          -           8.81%    December 15, 1999
Confia, S.A.                   $2 million Line of Credit           -           9.31%    June 25, 1998
Norwest Bank El Paso           $5 million Line of Credit           -           8.25%    December 6, 2002
AT&T Capital                   Capital Lease                       $245,825    3.50%    January 9, 2000
GE Financial                   Capital Lease                        904,827    7.92%    December 15, 1999
                                                            ----------------
       Total                                                     $1,150,652
                                                            ================

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

         The Company has entered into a certain capital lease transaction to lease machinery and equipment with an original cost of approximately $1.7 million and the related accumulated depreciation of $280,000 at December 31, 1997. The future minimum rental payments under this equipment lease and other capital leases are $553,626 in 1998, $578,263 in 1999 and $103,672 in 2000. See
Note 6 to the Consolidated Financial Statements for further information regarding operating lease commitments.

ACQUISITIONS

         On July 1, 1997, the Company completed the acquisition of a Mexican plastic molding and metal stamping plant based in Cd. Juarez, Mexico, through an asset based transaction. This acquisition expands the Company's plastic molding injection capacity and adds metal stamping and powder coat painting capabilities. The plastic operation generated sales of $3.1 million during the six months ended December 31, 1997.

         As mentioned in the "Notes to Consolidated Financial Statements,"in January 1998, the Company agreed to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The company expects to advance $2.5 million during 1998 by acquiring Preferred Stock. Approximately $1.3 million will be expensed during fiscal year 1998 as research and development. Elamex expects Optimag to have profitable operations in 1999.

MAJOR CUSTOMERS

         During the thirteen weeks ended on September 28, 1997 the last significant shipments were made to two of the Company's major customers. For the year ended 1996, these customers accounted for 16% and 14% of total sales. For the year ended 1997, sales to these customers represented 9% and 6% of total sales. The reduction of revenue from these two customers was compensated by the start up of new projects and increased sales to existing customers.

YEAR 2000 ISSUE

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Year 2000 is a problem if the Company's programs that have time-sensitive software recognizes a date using "00"as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, that currently is in process, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company has purchased and is in the process of implementing a new Enterprises Resource Planning software by JDEdwards which encompasses the Finance, Distribution, Manufacturing and Advanced Scheduling/Planning areas which is Year 2000 compliant. This system was purchased in order to enhance the performance of the previously mentioned areas, as well as, the information provided for managerial decisions and customer satisfaction.

FORWARD LOOKING COMMENTS

         This form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the company's future growth and profitability, the ability of the Company to continue to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

Item 8. Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Elamex, S. A. de C.V. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.



                              KPMG Peat Marwick LLP


El Paso, Texas
February 25, 1998


                     ELAMEX, S. A. DE C.V. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                (In U.S. Dollars)

                                                                                           December 31,

                         Assets                                                       1997                1996
                                                                                      ----                ----

Current assets:
    Cash and cash equivalents                                                   $  13,597,581          6,269,825
    Receivables (note 5):
       Trade accounts, less allowance for doubtful accounts
          of $450,480 in 1997 and $525,029 in 1996                                 14,343,265         13,944,948
       Other receivables, net                                                       1,872,747          2,047,019
                                                                                  -----------        -----------
          Total receivables                                                        16,216,012         15,991,967
                                                                                  -----------        -----------
    Investment security                                                             2,080,000            -
    Inventories, net (note 3)                                                      12,696,705         16,200,149
    Prepaid expenses                                                                  809,109            492,933
                                                                                  -----------        -----------
              Total current assets                                                 45,399,407         38,954,874

Property, plant and equipment, net (notes 4 and 5)                                 28,503,121         28,610,719
Other assets, net                                                                     742,644            410,460
                                                                                  -----------        -----------
                                                                                $  74,645,172         67,976,053
                                                                                   ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                            $   4,337,223          8,886,613
    Accrued expenses                                                                3,854,638          2,292,682
    Current obligations of capital leases (note 6)                                    496,190            564,216
    Taxes payable                                                                   1,306,126          1,286,132
    Deferred income taxes (note 7)                                                  3,581,899          1,379,783
    Due to related parties (note 12)                                                   45,480             86,743
                                                                                  -----------        -----------

              Total current liabilities                                            13,621,556         14,496,169

Capital lease obligations, excluding current obligations (note 6)                     654,462            923,273
Other liabilities                                                                     258,988            212,403
Deferred income taxes (note 7)                                                      3,078,486          2,480,399
                                                                                  -----------        -----------

              Total liabilities                                                    17,613,492         18,112,244
                                                                                  -----------        -----------

Stockholders' equity (notes 8 and 9):
    Preferred stock, authorized 50,000,000 shares, none
       issued or outstanding                                                          -                  -
    Common stock, authorized 22,400,000 shares, 7,400,000
       issued and, 7,381,500 and 7,400,000 shares outstanding
       at December 31, 1997 and 1996, respectively                                 35,010,468         35,010,468
    Retained earnings                                                              22,236,212         14,853,341
    Treasury stock, 18,500 shares at cost                                            (215,000)             -
                                                                                  -----------        -----------

              Total stockholders' equity                                           57,031,680         49,863,809
                                                                                  -----------        -----------

Commitments and contingencies (notes 6, 9 and 13)                                     -                  -
                                                                                $  74,645,172         67,976,053
                                                                                   ==========         ==========

See accompanying notes to consolidated financial statements.


                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)

                                                                         Years ended December 31,

                                                                    1997               1996              1995
Net sales                                                    $  131,771,731         118,918,913       97,543,581
Cost of sales                                                   114,088,518         100,236,384       82,571,960
                                                                -----------         -----------       ----------
       Gross profit                                              17,683,213          18,682,529       14,971,621
                                                               ------------        ------------       ----------

Operating expenses:
    General and administrative                                    7,977,783           7,630,870        5,560,356
    Selling                                                         749,739             685,544          622,811
                                                             --------------      --------------     ------------
       Total operating expenses                                   8,727,522           8,316,414        6,183,167
                                                              -------------       -------------      -----------
       Operating income                                           8,955,691          10,366,115        8,788,454
                                                              -------------        ------------      -----------

Other income (expense):
    Interest income                                                 680,673             255,362          965,341
    Interest expense                                               (223,207)           (944,003)      (2,359,451)
    Other, net                                                      868,051             825,076          541,799
                                                              -------------        ------------     ------------

       Total other income (expense)                               1,325,517             136,435         (852,311)
                                                              -------------        ------------     ------------

       Income before income taxes                                10,281,208          10,502,550        7,936,143

    Income tax provision (note 7)                                 2,898,337           2,575,079        1,727,000
                                                              -------------       -------------      -----------

       Net income                                            $    7,382,871           7,927,471        6,209,143
                                                              =============       =============      ===========


       Net income per common share                           $         1.00                1.15             1.20

Weighted average shares outstanding                               7,395,532           6,880,548        5,000,000




See accompanying notes to consolidated financial statements.



                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                               (In U. S. Dollars)


                                                                                                            Total
                                         Shares           Common           Retained   Treasury          Stockholders'
                                      Outstanding          Stock           Earnings     Stock               Equity

Balances at December 31,
    1994                                4,240,796      $ 13,552,031          943,165       -             14,495,196

Net income                                -                 -              6,209,143       -              6,209,143

Cash capital contribution                 -               2,718,428          -             -              2,718,428
Redemption of common
    stock                              (4,240,796)      (16,270,459)         -             -            (16,270,459)
Issuance of common stock                5,000,000        16,270,459          -             -             16,270,459
Accretion of redemption
    premium on redeemable
    common stock                          -                 -               (226,438)      -               (226,438)
                                       -----------      -----------       ----------- ------------      ------------

Balances at December 31,
    1995                                5,000,000        16,270,459        6,925,870       -             23,196,329

Net income                                -                 -              7,927,471       -              7,927,471

Proceeds from sale of-
    common stock, net                   2,400,000        18,740,009           -            -             18,740,009
                                        ---------        ----------     ------------- ------------       ----------

Balances at December 31,
    1996                                7,400,000        35,010,468       14,853,341       -             49,863,809

Net income                                -                 -              7,382,871       -              7,382,871

Purchase of common stock                  (18,500)           -                 -          (215,000)        (215,000)
                                      -----------        ----------     ------------- ------------       -----------

Balances at December 31,
    1997                                7,381,500      $ 35,010,468       22,236,212      (215,000)      57,031,680
                                        =========        ==========       ==========  ============       ==========

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                               (In U. S. Dollars)

                                                                                    Years ended December 31,

                                                                            1997             1996             1995
                                                                            ----             ----             ----

Cash flows provided by operating activities:
    Net income                                                       $   7,382,871        7,927,471       6,209,143
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                  4,141,694        2,948,887       2,417,583
          Allowance for doubtful trade accounts receivable                 (74,549)         376,400         (45,103)
          Allowance for excess and obsolete inventory                     (180,178)         426,358         608,777
          Deferred income taxes, net                                     2,800,203        2,495,775       1,364,407
          Gain on disposal of property, plant and equipment               (330,711)        -                 (2,414)
          Change in assets and liabilities:
              Trade accounts receivable                                   (323,768)         539,370      (3,040,022)
              Other receivables                                            174,272       (1,215,279)        (63,526)
              Inventories                                                3,683,622       (5,268,325)     (3,093,396)
              Prepaid expenses                                            (316,176)         193,833        (438,953)
              Other assets                                                (332,184)        (224,071)         39,396
              Accounts payable                                          (4,549,390)       1,751,670         (99,007)
              Accrued expenses, related parties, and
                 taxes payable                                           1,540,687          901,562         723,468
              Other liabilities                                             46,585           30,439         (33,486)
                                                                     -------------    -------------     -----------

                    Net cash provided by operating
                        activities                                      13,662,978       10,884,090       4,546,867
                                                                        ----------       ----------       ---------

Cash flows used by investing activities:
    Purchase of investment security                                     (2,080,000)         -               -
    Purchase of property, plant and equipment                           (3,897,517)      (7,221,541)     (3,572,668)
    Purchase of plastics operating assets                               (3,868,903)         -               -
    Proceeds from disposal of property, plant and equipment              4,063,035           -               16,771
                                                                       ------------     -----------      -----------

                    Net cash used by investing activities               (5,783,385)      (7,221,541)     (3,555,897)
                                                                       -----------      -----------       ---------

Cash flows provided (used) by financing activities:
    Net increase (decrease) in notes payable                               -             (2,000,000)      2,000,000
    Proceeds from issuance of long-term debt                               -                -             8,394,341
    Repayment of long-term debt                                            -            (17,722,233)     (8,366,666)
    Principal repayments of capital lease obligations                     (620,158)        (565,555)       (564,988)
    Proceeds from financing of equipment through capital
       leases                                                              283,321        1,306,427         -
    Purchase of treasury stock                                            (215,000)         -               -
    Proceeds from capital contributions                                    -                -             2,718,428
    Redemption of redeemable common stock                                  -                -            (4,018,444)
    Proceeds from sale of stock, net                                       -             18,740,009           -
                                                                      -------------    ------------      ----------

                    Net cash provided (used) by financing
                        activities                                        (551,837)        (241,352)        162,671
                                                                      ------------     ------------      ----------

Net increase in cash and cash equivalents                                7,327,756        3,421,197       1,153,641

Cash and cash equivalents, beginning of year                             6,269,825        2,848,628       1,694,987
                                                                       -----------      -----------       ---------

Cash and cash equivalents, end of year                               $  13,597,581        6,269,825       2,848,628
                                                                        ==========      ===========       =========


See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                (In U.S. Dollars)



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

The Company is a subsidiary of Accel, S.A. de C.V. ("Accel") which owns approximately 51% of the Company's issued and outstanding common shares at December 31, 1997. As presented in these financial statements, the Company was formed effective October 1, 1995 (the "Effective Date") by means of a merger transaction between the predecessor to Elamex and its parent holding company, Elamex Internacional, S.A. de C.V. ("Internacional"). The merger was accounted for in a manner similar to a pooling of interests due to common control of the merged entities. As part of the merger transaction, the stock of Elamex, S.A. de C.V. was canceled and replaced by shares issued to Internacional's stockholders proportionate to their ownership interest. Internacional's stock was subsequently canceled.

       Basis of Presentation

These financial statements and accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex. The consolidated financial statements include the financial position at December 31, 1997 and 1996 and results of operations for the three years ended December 31, 1997 of:

o Elamex Internacional, S.A. de C.V., whose assets and liabilities were merged into Elamex on the Effective Date.

o Elamex, S.A. de C.V., a wholly owned subsidiary of Internacional prior to the Effective Date.

o Servicios Administrativos Elamex, S.A. de C.V. ("Servicios") a wholly owned subsidiary of Internacional prior to the Effective Date; now wholly owned by Elamex.

o Kronos, Inc., a subsidiary of Internacional prior to the Effective Date, merged into Elamex, S.A. de C.V. as of December 31, 1996.

These consolidated   financial   statements  are  prepared  in  accordance  with
     accounting principles generally accepted in the United States of America. All material intercompany transactions have been eliminated.

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

(2)    Summary of Significant Accounting Policies

       Cash and Cash Equivalents

       The Company  considers all highly liquid debt instruments and investments purchased  with an original  maturity  of three  months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican pesos, of approximately $357,000 and $957,000, at December 31, 1997 and 1996, respectively, and deposits denominated in U.S. dollars of approximately $595,000 and $2,801,000 at December 31, 1997 and 1996, respectively, in U.S. banks. The Company had approximately $12,645,000 and $2,512,000 of short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks and offshore branches of Mexican banks at December 31, 1997 and 1996, respectively.

       Foreign Currency Translation

       The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and translation of balance sheet amounts are reflected in net income. Included in "other, net" on the accompanying consolidated statements of earnings are foreign exchange gains (losses) of $(55,517), $437,845, and $238,545 for the years ended December 31, 1997, 1996, and 1995, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are translated at the rates in effect at the time the relevant transaction was recorded and all other assets and liabilities are translated at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are translated at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in pesos are summarized as follows in U.S. dollars at the translation rate published in the Diario Oficial de la Federacion (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period-end:

                                                                                         1997                1996
                                                                                         ----                ----
         Cash and cash equivalents                                                    $ 356,848             957,000
         Other receivables                                                              690,906           1,634,700
         Prepaid expenses                                                               248,609             218,142
         Other assets, net                                                               80,249              26,064
              Accounts payable                                                         (376,168)         (1,542,331)
              Accrued expenses and other liabilities                                 (2,547,084)         (2,206,667)
                                                                                     -----------         -----------

              Net foreign currency position                                         $(1,546,640)           (913,092)
                                                                                     ===========         ===========

       In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109) (note 7). The recorded amount of $6,660,385 represents the net dollar denominated value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax basis.

       Foreign Exchange Instruments

       Effective January 1995,  the Company  adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The Company had no open hedge contracts at December 31, 1997 or 1996. At December 31, 1994, the Company had an outstanding commitment to sell U.S. dollars for Mexican pesos. The Company realized a loss of approximately $1,060,000 on this contract, which is recorded in cost of sales and general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1995.

       Investment Security

       The investment security at December 31, 1997 consisted of a Mexican bond denominated in U.S. dollars issued by a Mexican bank maturing March 4, 2004. The Company classifies this investment as available for sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this security is recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses are determined on a specific identification basis. A decline in the market value of a security available for sale below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

       Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead. Overhead content in ending inventory at December 31, 1997 and 1996 was approximately $500,000 and $451,000, respectively. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory and for differences between inventory cost and its net realizable value.

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

       Net Income per Share

       Net income per share of common stock for the year ended December 31, 1997 and 1996 was calculated by dividing net income by the weighted average number of common shares outstanding for the year.

       Net income per share of common stock for 1995 was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities of $226,438.

       Income Taxes

       The Company  accounts  for  income  taxes  under the asset and  liability method, as required by SFAS 109. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Provision for taxes are made based upon the applicable tax laws of Mexico. In conformity with SFAS 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican purposes or exchange rate changes.

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

       Financial Instruments

       SFAS107, Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value of a financial instrument is generally the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

       The carrying amounts of financial instruments, including cash and cash equivalents, receivables, investment available for sale, accounts payable, accrued expenses, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 1997 because of the relatively short maturity of these instruments. Capital lease obligations primarily represent obligations recorded at the present value of the minimum lease payments, at the inception of the lease agreement, in December 1997. Accordingly, the carrying value of capital lease obligations approximated the fair value as of December 31, 1997.

       Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

       The Company adopted the provisions of SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company financial position or results of its operations.

       New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share that was required. Adoption of SFAS 128 did not have an impact on previously reported earnings per share.

       In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which will be effective for the Company's 1998 fiscal year. SFAS 130 establishes standards for reporting comprehensive income and its components in the Company's consolidated financial statements.

       In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the Company reports information about operating segments in the annual consolidated financial statements, as well as related disclosures about products and services, geographic areas, and major customers. This standard is effective for fiscal years beginning after December 15, 1997.

       Year 2000

       During 1997, the Company began a  corporate-wide  system  conversion to a software system that is Year 2000 compliant. The conversion will cover all significant computer applications of the Company. Implementation of all systems is expected by September 1998. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that, with the upgrades currently in progress, the Year 2000 problem will not pose significant operational problems.

       Acquisitions

       Effective July 1, 1997, the Company completed the acquisition of the assets of Eurotech, S.A. de C.V. (Eurotech) for approximately $3,900,000. Eurotech is a Mexican plastic molding and metal stamping plant located in Cd. Juarez, Mexico. The acquisition of Eurotech has been accounted for as a purchase. The acquisition price has been allocated to tangible assets. The operating results of Eurotech have been included in the Company's consolidated financial statements since the date of acquisition. The assets acquisition, if it had occurred at the beginning of the year, would not have a material effect on the consolidated financial statements.

(3)    Inventories

       Inventories consist of the following:

                                                                                     1997          1996
                                                                                     ----          ----
          Raw materials                                                         $ 10,732,767     12,998,270
          Work-in-process                                                          1,213,553      3,138,189
          Finished goods                                                           2,467,932      1,961,415
                                                                                 -----------     ----------

                                                                                  14,414,252     18,097,874
          Less reserve for excess and
              obsolete inventory                                                   1,717,547      1,897,725
                                                                                 -----------     ----------

                                                                                $ 12,696,705     16,200,149
                                                                                ============     ==========

       The reserve for excess and obsolete inventory is charged against cost of sales and was increased (decreased) by $(180,178) and $426,358 for the years ended December 31, 1997 and 1996, respectively.

(4)    Property, Plant and Equipment

       A summary of property, plant and equipment, all of which is located in Mexico, is as follows:

                                                         Estimated
                                                        Useful Lives
                                                           (years)                    1997               1996
                                                       -----------------              ----               ----
              Land                                             -                $   3,641,418          5,211,096
              Buildings                                       20                   11,750,832         13,197,575
              Machinery and equipment                       3 - 10                 26,381,117         19,963,535
              Leasehold improvements                           5                    1,307,253          1,386,811
              Vehicles                                         5                      158,997            148,630
              Construction-in-progress                         -                       67,404            127,906
                                                                                  -----------        -----------

                                                                                   43,307,021         40,035,553
              Less accumulated depreciation
                 and amortization                                                  14,803,900         11,424,834
                                                                                   ----------         ----------

                                                                                $  28,503,121         28,610,719
                                                                                   ==========         ==========


       Included in property, plant and equipment is $1,682,000 and $2,206,676 of machinery and equipment under capital leases and $280,000 and $729,358 in related accumulated amortization at December 31, 1997 and 1996, respectively.

(5)    Notes Payable and Long-Term Debt

       At December 31, 1997, the Company had a $2,000,000 short-term credit facility, with a bank, with an adjusted interest rate of Libor, plus 3 to 5%. Certain equipment secures the line. Promissory notes under the line are renewable, with adjusted interest rates, and are due 90 days or 180 days after issuance. Interest on the promissory notes is payable at each note maturity. At December 31, 1997 and 1996, no balance was outstanding under this facility.

     The Company has long-term credit facilities that are denominated in U.S. dollars and consist of the following at December 31, 1997:

          o Line of credit for up to $5,000,000 or 75% of appraised value of certain properties with an adjusted interest rate of prime. The available balance at December 31, 1997 was $5,000,000. The line of credit matures on December 6, 2002 and is secured by a trust guaranty in certain properties.

          o The Company has a revolving credit facility for $10,000,000 with a bank. The revolving credit facility allows the Company to draw on term notes payable, with adjusted interest rates of LIBOR plus 3%, through December 15, 1999. The credit facility is secured by eligible accounts receivable. Commitment fees of 1/8% of the unfunded balance are due quarterly.

          o Line of credit with a bank for up to $10,000,000 with an adjusted interest rate of prime, plus 1/2%. The line of credit is secured by eligible accounts receivable. The available balance at December 31, 1997 was $6,333,000. The line of credit expires on May 1, 1999. Commitment fees of 1/16% of the unfunded balances are due quarterly.

       In December 1996, the Company entered into a capital lease obligation in which a standby letter of credit, for $650,000, was issued by a bank, as a security to the lessor, as part of the lease agreement.

       Interest payments, including commitment fees, on the notes payable and long-term debt were $78,000, $857,104, and $2,085,530 for the years ended December 31, 1997, 1996, and 1995, respectively.

       The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments or advances in other companies, limit the incurrence of debt, and require the Company to maintain certain financial ratios and insurance coverage. The Company is in compliance with such covenants or restrictions at December 31, 1997.

(6)    Leases

       The Company utilizes certain machinery and equipment and occupies certain buildings under lease arrangements that expire at various dates from 1998 through 2003, some of which have renewal options for additional periods. Rental expense for certain manufacturing and warehouse facilities, mainly for operating lease agreements, aggregated $2,786,242, $2,406,815, and $1,689,425 for the years ended December
           31, 1997, 1996, and 1995, respectively. Interest payments on capital leases were $96,473, $33,160, and $90,599 for the years ended December 31, 1997, 1996, and 1995, respectively.

       Future minimum lease obligations at December 31, 1997 for assets under capital leases and for rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year are as follows:

                                                                                  Capital         Operating
              Year ended December 31,                                             Leases            Leases
              1998                                                              $     553,626     2,311,199
              1999                                                                    578,263     1,746,468
              2000                                                                    103,672     1,435,217
              2001                                                                    -             362,553
              2002                                                                    -             130,003
              2003                                                                    -              65,002
                                                                                --------------    ---------

              Total minimum obligations                                         $   1,235,561     6,050,442
                                                                                                  =========
                   Less amounts representing interest
                     (approximately 3.5% to 10%)                                       84,909
                                                                                -------------

              Present value of net minimum lease obligations                        1,150,652
                   Less current obligations under capital leases                      496,190
              Capital lease obligations, excluding current
                   obligations                                                  $     654,462
                                                                                =============

       The Company leases manufacturing facilities to unrelated parties under operating lease agreements that expire in 1999 and 2000. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 1997 is the cost of the land and buildings under operating lease agreements of $4,565,586 and the related accumulated depreciation of $901,797.

       Rental income was  $732,832,  $644,187,  and $501,370 for the years ended
           December 31, 1997, 1996, and 1995, respectively. The future minimum rental income to be received under these operating leases is:
           $791,305 in 1998; $643,558 in 1999; and $362,231 in 2000.

(7)    Income Taxes

       Mexican tax  legislation  requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

       The tax provision differs from the expected tax rate of 34% in 1997, 1996, and 1995 on taxable income as follows:

                                                                        1997             1996              1995
                                                                        ----             ----              ----
              Statutory tax rate                                       34.0%             34.0%             34.0%
              Foreign currency gains or losses not
                 subject to income taxes                                0.2              (1.4)             (1.0)
              Kronos losses (income) not subject to tax (i)               -               0.4              (1.2)
              Non-deductible expenses                                   2.5               1.7               2.1
              Inflation and currency exchange rate
                 gains or losses on monetary items
                 for tax purposes only (ii)                            (9.2)            (15.1)             (2.7)
              Inflation and currency exchange rate
                 portion of depreciation expense for
                 tax purposes only                                      3.1               0.5               2.4
              Deferred income tax valuation reserve
                 adjustment (iii)                                      (2.4)              4.4             (11.8)
                                                                      ------            -----             ------

                                                                       28.2%             24.5%             21.8%
                                                                      ======             =====             =====

       Significant items impacting the Company's effective tax rate include: (i)
           Kronos, Inc. is a British Virgin Islands Corporation and its income is not subject to income taxes (Kronos, Inc. was merged into Elamex effective December 31, 1996); (ii) under Mexican tax laws, inflation and currency exchange rate adjustments are required for income tax purposes; and (iii) changes in valuation reserves for assets tax carryforwards due to management's evaluation of realizability.

       The income tax provision includes the following:

                                                                       1997             1996            1995
                                                                       ----             ----            ----
          Current tax provision                                   $    98,134            79,303        363,000
          Deferred tax provision                                    2,800,203         2,495,776      1,364,000
                                                                    ---------         ---------      ---------

              Total provision for income taxes                    $ 2,898,337         2,575,079      1,727,000
                                                                    =========         =========      =========


          Total income taxes paid were  $224,000,  $352,000,  and $379,000 in the years ended  December 31,  1997,  1996, and 1995, respectively.

       The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                                    1997          1996
                                                                                    ----          ----
              Current deferred tax assets:
                 Assets tax carryforwards                                       $ 1,499,681    1,410,364
                 Net operating loss carryforwards                                 1,477,921    5,014,846
                 Other, net                                                         (62,629)     222,448
                                                                                 -----------   ---------

                                                                                  2,914,973    6,647,658

              Valuation allowance                                                  (211,534)    (458,747)
                                                                                  ----------    ---------

                        Net current deferred tax assets                           2,703,439    6,188,911

              Current deferred tax liabilities:
                 Inventories                                                     (6,125,239)  (7,193,934)
                 Other                                                             (160,099)    (374,760)
                                                                                 -----------  -----------

                        Net current deferred tax liability                      $(3,581,899)  (1,379,783)
                                                                                 ===========  ===========

              Non-current deferred tax liability:
                 Property, plant and equipment, principally
                    due to differences in useful lives                          $(3,078,486)   (2,480,399)
                                                                                 ===========   ===========


       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A reserve for certain deferred assets tax carryforwards of $211,534 and $458,747 has been provided at December 31, 1997 and 1996, respectively. During the year ended December 31, 1996, a reserve was recorded as a result of tax planning activities related to tax reforms that provided increased net operating losses, but could also result in possible loss of assets tax carryforwards.

       The assets tax paid, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year, for ten years following the payment of the tax. These assets tax carryforwards as of December 31, 1997 is $1,499,681 and expire from 1999 through 2007.

       At December 31, 1997, certain of the Mexican companies within the consolidated group had tax net operating loss carryforwards that can be utilized only by the Mexican company which incurred the losses. These net operating loss carryforwards may be adjusted for inflation. These tax net operating loss carryforwards, as adjusted for inflation, expire as follows, if not previously utilized to offset taxable income:

              2002                                                              $     212,000
              2003                                                                    171,000
              2005                                                                    785,000
              2006                                                                  3,171,000
              2007                                                                      8,000
                                                                                 ------------

                                                                                $   4,347,000

       The Company has filed a consolidated tax return with its majority stockholder since 1995. The tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex provides that Elamex will transfer monthly an amount equal to its estimated payment, less credits, which would be required by the Mexican tax authority calculated as if they were filing a separate return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

       Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican tax law, are subject to a 34% income tax, payable by the Company, on 1.515 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 1997, 1996, or 1995.

(8)    Redeemable Stock - Preferred and Common

       An  agreement   was   entered   into  as  part  of  a  December  9,  1993
           restructuring whereby Elamex was required, if and when its minority-held common stock was distributed to individuals, to repurchase  up to  1,060,197  shares of common  stock upon the death, disability or, under certain conditions, upon an involuntary termination of certain individuals. This agreement was formalized and revised on March 9, 1995 whereby Elamex was obligated to repurchase these shares of minority-held common stock over the next six years. The repurchase of these redeemable shares was accelerated and by
           September 1995, all minority held stock was purchased by Internacional for $4,018,444, including redemption premiums. The purchase of the minority held stock was paid for by a loan from Elamex to Internacional of $1,300,016 and a capital contribution from Accel to Internacional of $2,718,428.

(9)    Stockholders' Equity

       Common Stock

       As part of the merger transaction between Internacional and Elamex on October 1, 1995, the stock of Elamex, S.A. de C.V. was canceled and replaced by 5,000,000 shares issued to Internacional's stockholders proportionate to their ownership interest; Internacional's stock was canceled. The merged corporation was organized under the laws of Mexico as a sociedad anomina de capital variable.

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

       The Company designated $897,406 of 1995's net profits as a reserve for the repurchase and cancellation of publicly-traded common shares outstanding as approved by the Company's stockholders.

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

       During the fourth quarter of fiscal 1997, a subsidiary of the Company purchased 18,500 shares of the Company's common stock in the open market for an aggregate amount of $215,000. This treasury stock has been presented in the accompanying consolidated balance sheet at cost as a reduction of stockholders' equity.

       Common Stock, Continued

       Under the bylaws and Mexican  law, the capital  stock of Elamex,  S.A. de
           C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the thirty trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 1997, the Company has not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise the option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

       Under Mexican Law, dividends must be declared in pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from pesos as of the date of record, unless otherwise instructed by the stockholder.

       Mexican Law requires  that at least 5% of the  Company's  net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 1997 and 1996 was approximately $396,000 (3,152,000 pesos) and $329,000 (2,125,000 pesos), respectively. The Company anticipates an additional allocation will be made at its annual stockholders' meeting in April 1998 of approximately $369,000 (2,977,000 pesos). Retained earnings available for dividends under Mexican law at December 31, 1997 were $19,615,784 (158,182,000 pesos). However, debt agreements place certain restrictions on the payment of dividends (note 5).

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

       Preferred Stock

       As part of the December 15, 1995 amendment and restatement of the Company's bylaws, the Company's Board of Directors, at its discretion, can issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The Board may attach any preferences, rights, qualifications, limitations, and restrictions to the shares of each series issued, including dividend rights and rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. The shares may be issued at no par value or at a par value determined by the Board of Directors. No shares of preferred stock have been issued as of December 31, 1997.

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

       The Company keeps a record of the amount of Phantom Stock Shares held by each participant. Each participant is credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrue interest at the short-term money market rate published by the Chase Manhattan Bank, N.A. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. For the years ended December 31, 1997 and 1996, the Company expensed approximately $224,000 and $218,000, respectively, as obligations under the Phantom Stock Plan.

       Transactions involving the plan are summarized as follows:

                                                                                      Option Shares
                                                                                    1997         1996
                                                                                    ----         ----
              Outstanding January 1                                                18,442          -
              Granted                                                              29,954        23,140
              Canceled                                                                -          (4,698)
              Exercised                                                               -             -
                                                                                  -------       -------
                 Exercisable December 31                                           48,396        18,442
                                                                                  =======       =======

(11)   Major Customers

       The Company has  agreements  that  provide  for the sale of its  assembly services and turnkey manufacturing at established prices. The Company's business is dependent on one-to five-year agreements, which are subject to termination or renewal.

       Certain customers accounted for significant percentages of the Company's total sales during the periods ended as follows:

                                                                                            December 31
              Customer           Products and Services                             1997       1996       1995
              --------           ---------------------                             ----       ----       ----
                    A            Printed circuit boards and final
                                 assembly                                           19%        18%        18%

                    B            Flexible and rigid circuit boards/
                                 component assembly                                  9         16         23

                    C            Printed circuit boards and cables                   6         14         16

                    D            PBX/switchboards and fiber optic
                                 cable connections                                  14         11          7

                    E            Assembly consumer products                         10          4          -

       During  1997,   the  Company   announced   the  ending  of  its  business
           relationship with customers B and C. Management does not anticipate any significant changes with respect to sales since those customers are expected to be replaced with new sales. Notwithstanding, the termination of any of these agreements could have a material effect on the Company's financial position and results of operations.

(12)   Related Party Transactions

       The Company engages in various transactions in the ordinary course of business with certain stockholders and other related parties. A summary of significant related party transactions follows:

          o   As part of the  reorganization and  recapitalization  discussed in note 8, the Company issued approximately $2,045,000 of subordinated debentures to certain stockholders of the Company in 1993. The principal was subject to acceleration under certain circumstances, including a public offering of the Company's common stock. As a result, these subordinated debentures were paid-off during the first quarter of 1996 with the net proceeds of the public offering.

          o The Company leased a manufacturing facility from a stockholder, which resulted in rent expense of approximately $88,000, and $234,000 at December 31, 1996, and 1995, respectively. The facility was not leased during 1997.

          o During May 1996, the Company exercised an option to purchase from a related party two manufacturing facilities, located in Torreon and Chihuahua, Mexico. In management's opinion, the purchase price of approximately $3,100,000 represents the fair market value as determined by an independent appraiser. The Company has a manufacturing operation at the Torreon facility and intends to establish an operation at the Chihuahua facility.

          o The Company leases three manufacturing facilities from companies that are owned by a related party. Included in rent expense are rental payments under these leases of approximately $831,000, $900,000, and $833,000 during December 31, 1997, 1996, and 1995, respectively.

          o Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican company, the Mexican company is required to submit its budget annually to the Board of Directors of Elamex for approval. At December 31, 1997, 1996, and 1995, the Mexican company had sales to Elamex of $1,731,000, $1,618,000, and $1,835,000, respectively. Elamex had a payable to the Mexican company of $62,000 and $54,000, at December 31, 1996 and 1995, respectively and a receivable of $146,000 at December 31, 1997.

          o A U.S. corporation, owned by certain executives and senior management of the Company, exclusively provides professional services to Elamex. Under the service agreement, the U.S. corporation is obligated to submit its annual budget to the Board of Directors of Elamex for approval. At December 31, 1997, 1996, and 1995, this company provided services to Elamex for $2,425,000, $2,852,000, and $2,208,000, respectively. Elamex had payables to this company of $45,000 and $212,000 at December 31, 1997 and 1996, respectively.

          o The Company paid consulting fees, consisting of tax advice and return preparation, and other administration services, of approximately $190,000, $213,000, and $280,000 during December 31, 1997, 1996, and 1995, respectively, to companies which are related parties.

          o The Company purchases insurance through an insurance broker that is a related party. Premiums paid approximated $442,000, $306,000, and $175,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

       Seniority premiums to which employees are entitled upon retirement after fifteen years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $258,000 and $212,000 as of December 31, 1997 and 1996, respectively, which fully accrues for these estimated seniority obligations. No significant seniority payments have been made through December 31, 1997.

       In January 1998, the Company agreed to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. A majority of the Board members of Optimag are Elamex directors.

       Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company has agreed to purchase the Preferred Stock in a three-part transaction as follows:

          o In January 1998, the Company signed the Preferred Stock Purchase Agreement and purchased 637,500 shares of Preferred Stock for $1.00 per share which are convertible into common stock 1 for 1.

          o If certain performance targets are met after 90 days of signing, the Company will purchase an additional 637,500 shares of Preferred Stock at $1.00 per share.

          o Upon final completion of a prototype inspection station, the Company will purchase a final 1,250,000 shares of Preferred Stock at $1.00 per share. After conversion to common stock, the Company will own a minimum of 51% of the common stock.

       The Company will consolidate operations of this investment.

       At December 31, 1997, the Company has an obligation to purchase inventory held by suppliers valued at approximately $1,280,000.

       The Secretaria de Hacienda y Credito Publico (Mexican tax authorities) has begun an examination of the Company's 1996 federal tax return. The examination could result in additional income tax being assessed on the Company. Management does not believe the outcome of this matter will have an adverse impact on the Company's financial position or results of operations.

(14)   Selected Quarterly Financial Data (Unaudited)

       (In thousands, except per share amounts)

                                            1997 Quarters                                1996 Quarters
                              -----------------------------------------    --------------------------------------
                              1st       2nd        3rd       4th           1st       2nd        3rd       4th
                              -----------------------------------------    --------------------------------------
       Net sales              $33,815   33,827     32,872     31,258        25,337   30,925     30,496     32,161
       Gross profit             4,434    5,267      4,216      3,766         3,853    5,243      5,399      4,187
       Net income               1,687    2,130      1,731      1,835         1,445    2,018      2,320      2,144 (a)

       Net income
         per common
         share                  $0.23     0.29       0.23       0.25          0.27     0.27       0.31       0.29

       (a)   The income tax  provision  decreased  in the fourth  quarter due to
             more   favorable   inflation/devaluation   gain/loss  on  tax  loss
             carryovers than previously projected.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable

Item 10.  Directors and Executive Officers of the Registrant

          The names, ages, and positions of the Director and executive officer of the Company as of March 6, 1998 are as follows:

         Name           Age   Position
-------------------------------------------------------------------------------
Eloy S. Vallina ......   60   Chairman of the Board of Directors
Federico Barrio ......   61   Vice Chairman of the Board of Directors
Jesus Alvarez-Morodo .   51   Vice Chairman of the Board of Directors, Secretary
Hector M. Raynal .....   44   President, Chief Executive Officer and Director
Carlos D. Martens ....   49   Vice President-Finance and Chief Executive Officer
Susan E. Mucha .......   39   Vice President-Sales and Marketing
David Crawford .......   61   Vice President-Manufacturing Operations
Wayne Rout ...........   54   Vice President-Materials
Jesus E. Vallina .....   49   Director
Eloy Vallina Garza ...   26   Director
Eduardo L. Gallegos ..   56   Director
Robert J. Whetten ....   55   Director
Antonio L. Elias .....   49   Director
Jerry W. Neely .......   61   Director
Leon Reinhart ........   55   Director
Tomas de Leon ........   44   Statutory Auditor

Eloy S. Vallina
     Mr. Vallina has been Chairman of the Board of Accel and its predecessor, Grupo Chihuahua, S.A. de C.V., since its inception in 1979. He is also chairman of Kleentex Corp., and an Advisory Director of First National Bank of San Diego. Mr. Vallina was Chairman of Banco Comercial Mexicano, later Multibanco Comermex, one of Mexico's largest commercial banks at that time, from 1971 until its expropriation in 1982. He graduated with a B.A. in Business Administration from the Instituto Tecnologico y de Estudios Superiores de Monterrey.

Federico Barrio
     Mr. Barrio has been Vice Chairman of the Board of Elamex and its predecessor companies, or has held the functionally equivalent position, for 24 years and was a founding stockholder of the Elamex business. He is a partner in Constructora Lintel, a major developer of industrial and commercial buildings in Cuidad Juarez, and he has been Constructora Lintel's President since 1983. He has also been an Advisory Director of Norwest Bank El Paso since 1991. He has a B.S. in Industrial Engineering from the Chihuahua Technological Institute and an M.B.A. degree from the University of Chihuahua. Mr. Barrio was former Dean of Juarez Technological Institute and has 28 years of experience in industrial development and general contracting.

Jesus Alvarez-Morodo
     Mr. Alvarez-Morodo has been Vice Chairman of the Board of Elamex since 1995 and President and CEO of Accel since 1992. He has been a director of Elamex since 1990. Mr. Alvarez-Morodo has held various positions with Accel, and its predecessor, Grupo Chihuahua and its subsidiaries since 1982, including Vice
President from 1989 to 1992. He graduated from the Universidad Iberoamericana with a B.S. in Electromechanical Engineering and from the Sloan School of Management, Massachusetts Institute of Technology with an M.S. degree in Management.

Hector M. Raynal
     Mr. Raynal has been President and Chief Executive Officer of Elamex since January, 1995. In 1994 he was the General Director of Pondercel, S.A. de C.V., a pulp and paper manufacturer. From 1990 to 1994, Mr. Raynal directed the paper unit at Pondercel, and served as a director, Vice President and Secretary of Pondercel's U.S. marketing subsidiary. Mr. Raynal has held various positions with Accel and Grupo Chihuahua since 1983. He received a B.S. and M.S. in Electrical Engineering and a M.B.A. from Stanford University.

Carlos D. Martens
     Mr. Martens has been Vice President and Chief Financial Officer of Elamex since March, 1997. He has more than 20 years of multinational business and financial experience with large conglomerates such as Grupo Empresarial G of Guadalajara and Grupo Industrial Alfa of Monterrey as well as start-up situations in California and Chicago. He received a B.S. in Electrical
Engineering from Escuela Superior de Ingenieria Mecanica y Electrica del Instituto Politecnico Nacional ("ESIME"), a M.S. in Industrial Engineering and a M.B.A. both from Stanford University.

Susan E. Mucha
     Ms. Mucha has been Vice President Sales and Marketing of Elamex since 1997. From 1995 to 1997 she was associated with Sparton Electronics Inc. as Director of Business Development and later as Director of Strategic Planning. Ms. Mucha has nearly 17 years of experience in the contract manufacturing industry, having held marketing and marketing management positions at several contractors including Flextronics International, AVEX Electronics, Inc. and SCI Systems. She received a B.S. degree from the University of Florida and an M.A.S. degree from the University of Alabama in Huntsville. She is on the Steering Committee of the Institute for Interconnecting and Packaging Electronic Circuits (IPC) Electronic Manufacturing Services Industry (EMSI) Council.

David R. Crawford
     Mr. Crawford has been Vice President Manufacturing Operations of Elamex since August 1995. From 1987 to 1995 he was Director of Operations of the Allen Bradley Business Unit Electronic Components, a subsidiary of Rockwell International Corporation. Mr. Crawford has 37 years of experience in electronic assembly and components manufacturing from major manufacturing companies in the area. He received a B.S. from Purdue University.

Wayne Rout
     Mr. Rout has been Vice-President of Materials for Elamex since 1988. Mr. Rout has 30 years of experience in manufacturing and materials. Mr. Rout has a B.S. degree from Brigham Young University. Mr. Rout holds the APICS, NAPM and IMMS certifications.

Jesus E. Vallina
     Mr. Vallina has been Director of Public Relations of Accel and its predecessor, Grupo Chihuahua, for the past 22 years. He is President of Constructora Inmobiliaria Las Americas, S.A. de C.V., and Director of Kleentex Corp. He is also an Advisory Director of Norwest Bank El Paso. Mr. Vallina is a graduate of the University of Texas at El Paso, where he received a degree in Business Administration.

Eloy Vallina Garza
     Mr. Vallina is currently in charge of the Business Operations International Banking of First National Bank in San Diego. He is also a director of Accel, Almacenadora, S.A. and Copamex. Mr. Vallina is a graduate of the University of Monterrey, where he received a B.A. in Business Administration.

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

Robert J. Whetten
     Mr. Whetten has been a Director of Elamex since 1994. He served as President and Chief Executive Officer of Norwest Bank El Paso from 1991 until February 1996. Mr. Whetten has 20 years of banking experience in the United States and Latin America. He received a B.A. in Finance and a Master of Public Administration from Brigham Young University. Mr. Whetten is out of the country and does not expect to attend meetings until his return. Mr. Whetten has consented to continue as a director while away and has agreed to resume to full status upon his return.

Antonio L. Elias
     Mr. Elias is Senior Vice President, Advanced Projects Group, at Orbital Sciences Corporation ("OSC") since 1989. Mr. Elias joined OSC in 1986 as Chief Engineer, becoming Vice President of Engineering in 1988 and Corporate Vice President in 1989. From 1980 to 1986 he was Assistant Professor, Aeronautics and Astronautics, at Massachusetts Institute of Technology. Mr. Elias obtained a B.S., M.S., E.A.A. and Ph.D. in Aeronautics and Astronautics from Massachusetts Institute of Technology.

Jerry W. Neely
     Mr. Neely is Director and Chairman of the Executive Committee of Smith International, Inc. Mr. Neely retired as President/Chairman CEO in 1988. He held several positions at Smith International, Inc. from 1966 to 1988. He serves on the Boards of Norris Cancer Hospital and All Coast Forest Products, is a Trustee of The University of Southern California, Past Chairman of Petroleum Equipment Supplies Association and Past Chairman of The Young Presidents Organization. Mr. Neely received a B.S. in Industrial Management/Business Administration from University of Southern California.

Leon Reinhart
     Mr. Reinhart is President and CEO of First National Bank of San Diego. He has more than 29 years of banking experience including various senior capacities with Citibank, in the United States, Latin America and the Middle East.

Tomas de Leon

     Mr. de Leon has been Elamex's statutory auditor since 1988. He has also been a partner in KPMG Cardenas Dosal, S.C. since 1988. Mr. de Leon is a member of the Mexican Institute of Public Accountants and has obtained a public accounting degree from the Universidad Iberoamericana in Mexico City.

Item 11. Executive Compensation

         During the year ended December 31, 1997, Elamex paid, either directly or through a related company, MTI Services Corporation (MTI), an aggregate of $913,684 to all of its directors and officers as a group for services in all capacities and an additional $125,020 in respect of a discretionary compensation plan. During such year, the Company, through MTI, set aside or accrued an aggregate of $6,988 to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S. based officers and Directors.

         Thirty-one of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Name and Address of         Amount of Shares       Percent of
Beneficial Owner                 Owned                Total
Eloy S. Vallina                 4,051,300             54.8%
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico
Accel, S. A. de C. V.           4,051,300             54.8%
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico
---------------------

(1) Mr. Vallina directly owns 130,862,957 shares, or approximately 45%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 46,414,851 shares, or approximately 16%, of the outstanding voting common stock of Accel. Accel, in turn, owns approximately 54.8% of the outstanding common stock of Elamex.

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

         On November 16, 1993 transaction, Accel and Fonlyser, S.A. de C.V. (the "Selling Stockholder") entered into a stockholders' agreement (the "Stockholders' Agreement") providing that each would be required, in effect, to make a bid to buy the shares of Common Stock held by the other, with the party submitting the higher bid being required to buy the low bidder's shares at such high bid price, and the low bidder being required to sell all of its shares at such price, subject to certain limitations. In anticipation of the Company's recent public offering, Accel and the Selling Stockholder entered into an agreement (the "Modification Agreement"), pursuant to which they agreed to waive their respective rights under the Stockholders' Agreement and to terminate such agreement. In addition, Accel agreed not to sell any shares of Common Stock in the public offering and to permit the Selling Stockholder to sell its shares offered herein. Accel and the Selling Stockholder further agreed that the Selling Stockholder would make available to the underwriters for the public offering the entire amount of shares required for the underwriters' over-allotment option, and that the Selling Stockholder would also sell to Accel, at book value, the number of shares of Common Stock required for Accel to maintain ownership of approximately 51% of the shares outstanding. Accel also agreed to take all actions necessary to see that Elamex redeems within thirty days of the public offering $250,498 of Subordinated Debentures then held by the Selling Stockholder. Accordingly, the Selling Stockholder (i) sold to Accel, at book value, the number of shares of Common Stock then held by it and not offered in the public offering and required for Accel to maintain ownership of approximately 51% of the shares outstanding, and (ii) thereafter, set aside and provided the entire amount of shares then held by it and required for the Underwriters' over-allotment option. The over-allotment option was subsequently exercised in the amount of 100,000 shares.

         On March 9, 1995, Elamex, S.A. de C.V. entered into an agreement whereby it was obligated to purchase, or cause to be repurchased, over a six year period, 1,060,197 shares of its Common Stock from a company controlled by Messrs. Barrio and Dodson for an aggregate purchase price of approximately $3.8 million (to be adjusted by 8.5% per annum). In July and September 1995, Elamex Internacional purchased all such shares for approximately $4.0 million, or $3.79 per share. After giving effect to the change in the amount of outstanding shares of Elamex, S.A. de C.V. effected in connection with the merger of Elamex Internacional with and into Elamex, S.A. de C.V., such purchase price would have been $4.02 per share.

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

         Accel is the parent corporation of both Elamex and Esvamex, S.A. de C.V. ("Esvamex"). Esvamex and Elamex are parties to a consulting agreement of indefinite duration under which Esvamex provides administrative, accounting, tax and financial services to Elamex. In return, Elamex pays Esvamex $16,000 monthly subject to renegotiate as circumstances may require. The Company believes that this amount is the fair market value of the services it receives from Esvamex.


Item 14.  Exhibits and Financial Statement Schedules

a)    Financial Statements

         (i)      The  consolidated  balance sheets of Elamex,  S.A. de C.V. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 are filed in Item 8 of this report.
         (ii) Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 51 and 52.

b) The following exhibits are filed as part of this report:

Exhibit
Number                      Description

3      Estatutos Sociales (By-Laws) of the Registrant (including English translation).*
10.1   Modification Agreement Between Fonlyser, S.A. and Accel, S.A. de C.V., with a translation in English, and subsequent modification letter, with a translation in English.*
10.2   Credit  Agreement with Confia, S.A., with a summary in English, and renewal letter, with a translation in English.*
10.3   Revolving Credit Agreement with Comerica Bank.*
10.5   Tax Sharing Agreement between Accel, S.A. de C.V. and Elamex S.A. de C.V.*
10.6   Lease of Elamex de Juarez Plant #3, with a translation in English.*
10.7   Lease of Elamex de Juarez Plant #4, with a translation in English.*
10.8   Lease of Elamex de Juarez Plant #5, with a translation in English.*
10.9   Lease of Elamex de Juarez Plant #9.*
10.10  Lease of Elamex de Nuevo Laredo Plant.*
10.12  Executive Phantom Stock Plan.*
21     Subsidiaries of the Registrant.*
99     Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 51 and 52.

               * Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

c) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          Independent Auditors' Report





The Board of Directors and Stockholders
Elamex, S.A. de C.V.:



Under date of February 25, 1998, we reported on the consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in Item 8 of the 1997 annual report on Form 10-K. In
connection  with  our  audits  of  the  aforementioned   consolidated  financial
statements,  we  also  audited  the  related  consolidated  financial  statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG Peat Marwick LLP


El Paso, Texas
February 25, 1998

Elamex & Subsidiaries
Valuation and qualifying accounts and reserves


         Column A             Column B                Column C                Column D       Column E
         --------             --------                --------                --------       --------
                               Balance       Charged to     Charged to                     Balance at End
       For the Year         Beginning of      Cost and        Other                              of
          Ended                 Year          Expenses       Accounts         Deduction         Year
          -----                 ----         ----------     ----------        ---------         ----
Allowance for doubtful accounts (b):
December 31, 1997               $525             311             -      (a)      308            528

December 31, 1996                149             527             -      (a)      151            525

December 31, 1995                194             160             -      (a)      205            149


Allowance for material obsolescence:
December 31, 1997             $1,898              -              -               180          1,718
December 31, 1996              1,471             427             -                -           1,898
December 31, 1995                863             608             -                -           1,471
----------------------------

 (a)  Uncollectible accounts written off
 (b)  Included as a reduction of trade and other receivables


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ELAMEX, S.A. DE C.V.

March 20, 1998                By:/s/ Hector M. Raynal
--------------                   -----------------------------------------------
Date                             Hector M. Raynal, President and Chief Executive
                                 Officer

March 20, 1998                By:/s/ Carlos D. Martens
--------------                   -----------------------------------------------
Date                             Carlos D. Martens, Vice-President of Finance
                                 and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 20, 1998                By:/s/ Eloy S. Vallina
--------------                   ----------------------------------------------
Date                             Eloy S. Vallina, Chairman of the Board of
                                 Directors

March 20, 1998                By:/s/ Jesus Alvarez-Morodo
--------------                   -----------------------------------------------
Date                             Jesus Alvarez-Morodo, Vice Chairman of the
                                 Board of Directors

March 20, 1998                By:/s/ Hector M. Raynal
--------------                   -----------------------------------------------
Date                             Hector M. Raynal, President, Chief Executive
                                 Officer, and Director (Principal Executive
                                 Officer)

March 20, 1998                By:/s/ Federico Barrio
--------------                   -----------------------------------------------
Date                             Federico Barrio, Vice Chairman of the Board of
                                 Directors


March 20, 1998                By:/s/ Jesus E. Vallina
--------------                   -----------------------------------------------
Date                             Jesus E. Vallina, Director


March 20, 1998                By:/s/ Eloy Vallina Garza
--------------                   -----------------------------------------------
Date                             Eloy Vallina Garza, Director


March 20, 1998                By:/s/ Eduardo L. Gallegos
--------------                   -----------------------------------------------
Date                             Eduardo L. Gallegos, Director

March 20, 1998                By:/s/ Antonio L. Elias
--------------                   -----------------------------------------------
Date                             Antonio L. Elias, Director


March 20, 1998                By:/s/ Jerry W. Neely
--------------                   -----------------------------------------------
Date                             Jerry W. Neely, Director


March 20, 1998                By:/s/ Leon Reinhart
--------------                   -----------------------------------------------
Date                             Leon Reinhart, Director

                              By:
--------------                   -----------------------------------------------
Date                             Robert J. Whetten, Director