Form 10-Q
period 1998-03-29
ELAMEX SA DE CV
filed 1998-05-19
CIK 1009302

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____to____

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

                                Yes __X__ No ____


The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 8, 1998 was:
                                    7,350,000




================================================================================

                                            ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                                       TABLE OF CONTENTS


                                                                                                  Page No.

              PART I       FINANCIAL INFORMATION

              Item 1.      Consolidated Balance Sheets as of
                           March 29, 1998 and December 31, 1997.......................................1

                           Consolidated Statements of Earnings for the thirteen weeks ended March 29, 1998 and March 30, 1997....................................2

                           Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 1998 and  March 30, 1997...................................3

                           Notes to Consolidated Financial Statements.................................4

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations........................................6


              PART II.     OTHER INFORMATION

              Item 3.      Defaults Upon Senior Securities............................................8

              Item 4       Submission of Matters to a Vote of Security Holders........................8

              Item 5.      Other Information..........................................................8

              Item 6       Exhibits and Reports on Form 8-K...........................................9



              SIGNATURES      .......................................................................10



                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)

                                                                         March 29,           December 31,
                                                                           1998                  1997
                                                                        (Unaudited)
                                                                   -------------------    ------------------
Assets
Current assets:
  Cash and cash equivalents                                      $      17,595,412               13,597,581
  Receivables
     Trade accounts, less allowance for doubtful accounts               14,463,943               14,343,265
     Other receivables                                                   2,738,709                1,872,747
                                                                   -------------------    ------------------
                       Total receivables                                17,202,652               16,216,012
                                                                   -------------------    ------------------

  Investment security                                                    1,393,600                2,080,000
  Inventories, net                                                      10,624,701               12,696,705
  Prepaid expenses                                                       1,397,721                  809,109
                                                                   -------------------    ------------------
                       Total current assets                             48,214,086               45,399,407

Property, plant and equipment, net                                      28,498,355               28,503,121
Other assets, net                                                          511,382                  742,644
                                                                   -------------------    ------------------
                                                                 $      77,223,823               74,645,172
                                                                   ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                               $       6,362,443                4,337,223
  Accrued expenses                                                       3,997,247                3,854,638
  Current obligations of capital leases                                    413,109                  496,190
  Taxes payable                                                          1,522,693                1,306,126
  Deferred income taxes, net                                             3,581,899                3,581,899
  Due to related parties                                                   121,660                   45,480
                                                                   -------------------    ------------------
                       Total current liabilities                        15,999,051               13,621,556

Capital lease obligations, excl. current obligations                       356,150                  654,462
Other liabilities                                                          225,698                  258,988
Deferred income taxes, net                                               3,015,740                3,078,486
                                                                   -------------------    ------------------
                       Total liabilities                                19,596,639               17,613,492

Stockholders' equity:
  Preferred stock, authorized 50,000,000 shares, none issued
    or  outstanding                                                        -                     -
  Common stock, 22,400,000 shares authorized, 7,400,000 issued, and 7,373,500 and 7,381,500 shares outstanding at
    March 29,1998 and December 31, 1997, respectively                   35,010,468               35,010,468
  Retained earnings                                                     22,886,056               22,236,212
  Treasury stock, 26,500 and 18,500 shares at March 29, 1998
    and December 31, 1997, respectively, at cost                          (269,340)                (215,000)

                                                                   -------------------   --------------------
                                                                        57,627,184               57,031,680
                                                                   -------------------   --------------------
                                                                  $     77,223,823               74,645,172
                                                                   ===================   ====================

    See accompanying notes to consolidated financial statements.


                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)



                                                                                 13 weeks ended
                                                                     --------------------------------------
                                                                         March 29,            March 30,
                                                                           1998                 1997
                                                                       (Unaudited)           (Unaudited)
                                                                     -----------------     ----------------
Net sales                                                        $      28,305,758           33,815,271
Cost of sales                                                           25,108,538           29,381,427
                                                                     -----------------     ----------------

        Gross Profit                                                     3,197,220            4,433,844
                                                                     -----------------     ----------------

Operating expenses:
     General and administrative                                          1,991,562            1,878,330
     Selling                                                               311,152              151,776
     Research and development                                              493,602                -
                                                                     -----------------     ----------------
        Total operating expenses                                         2,796,316            2,030,106
                                                                     -----------------     ----------------

        Operating income                                                   400,904            2,403,738
                                                                     -----------------     ----------------

Other income (expense):
     Interest income                                                       230,796               39,450
     Interest expense                                                      (44,461)             (50,238)
     Other, net                                                            341,110               88,290
                                                                     -----------------     ----------------
        Total other income                                                 527,445               77,502
                                                                     -----------------     ----------------

        Income before income taxes                                         928,349            2,481,240

     Income tax provision                                                  278,505              793,996
                                                                     -----------------     ----------------

        Net income                                                 $       649,844            1,687,244
                                                                     =================     ================

     Net income per common share                                   $          0.09                 0.23
     Weighted average shares outstanding                                 7,376,977            7,400,000
                                                                     =================     ================

See accompanying notes to consolidated financial statements.


                                ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                          (In U. S. Dollars)



                                                                               13 weeks ended
                                                                   ------------------------------------
                                                                       March 29,           March 30,
                                                                        1998                 1997
                                                                    (Unaudited)          (Unaudited)
                                                                   ---------------      ---------------
Cash flows provided by operating activities:
   Net Income                                                      $      649,844            1,687,244
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    1,024,561            1,000,036
       Allowance for doubtful trade accounts receivable                   106,886                1,938
       Allowance for excess and obsolete inventory                       (207,226)             323,709
       Deferred income taxes, net                                         (62,746)             689,585
       Loss on disposal of property, plant and equipment                  104,844                 -
       Change in assets and liabilities:
            Trade account receivable                                     (227,564)          (5,350,327)
            Other receivables                                            (865,962)             951,370
            Inventories                                                 2,279,230            3,351,674
            Prepaid expenses                                             (588,612)            (353,222)
            Other assets                                                  216,468              138,884
            Accounts payable                                            2,025,220          (2,419,485)
            Accrued expenses, taxes payable and
             due to related parties                                       435,356              814,034
            Other liabilities                                             (33,290)              29,805
                                                                   ---------------      ---------------
                    Net cash provided by operating activities           4,857,009              865,245
                                                                   ---------------      ---------------

Cash flows used by investing activities:
       Proceeds from the sale of investment security                      686,400               -
       Purchase of property, plant and equipment                       (1,377,845)            (672,352)
                                                                   ---------------      ---------------
                    Net cash used by investing activities                (691,445)            (672,352)
                                                                   ---------------      ---------------

Cash flows used by financing activities:
       Principal repayments of capital lease obligations                 (113,393)            (144,056)
       Purchase of treasury stock                                         (54,340)              -
                                                                   ---------------      ---------------
                    Net cash used by financing activities                (167,733)            (144,056)

Net increase in cash and cash equivalents                               3,997,831               48,837

Cash and cash equivalents, beginning of period                         13,597,581            6,269,825
                                                                   ---------------      ---------------
Cash and cash equivalents, end of period                         $     17,595,412            6,318,662
                                                                   ===============      ===============

See accompanying notes to consolidated financial statements.

                      Elamex, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                 March 29, 1998
                                   (Unaudited)


(1) General
        The consolidated financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While the management of the Company believes that the disclosures presented are adequate, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial statements for the interim period. The results of operations for the thirteen-week period ended March 29, 1998 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories
      Inventories consist of the following:

                                                                          March 29,         December 31,
                                                                             1998               1997
                                                                        ---------------    ---------------
                   Raw materials                                      $      9,614,078         10,732,767
                   Work-in-process                                           1,489,918          1,213,553
                   Finished goods                                            1,031,026          2,467,932
                                                                        ---------------    ---------------
                                                                            12,135,022         14,414,252

                   Reserve for excess and obsolete inventory                (1,510,321)        (1,717,547)
                                                                        ---------------    ---------------
                                                                      $     10,624,701         12,696,705
                                                                        ===============    ===============

(3) Foreign Currency Translation
        Included in "other, net" on the accompanying consolidated statements of operations are a foreign exchange loss of $45,957 and a $18,220 gain for the thirteen week periods ended March 29, 1998 and March 30, 1997, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                             March 29,       December 31,
                                                                               1998              1997
                                                                        ----------------  ----------------
                    Cash and cash equivalents                        $       1,868,465         356,848
                    Other receivables                                        1,083,736         690,906
                    Prepaid expenses                                           180,178         248,609
                    Other assets, net                                           80,089          80,249
                    Accounts payable                                        (1,444,110)       (376,168)
                    Accrued expenses
                    and other liabilities                                   (3,031,097)     (2,547,084)
                                                                      ----------------  ----------------
                    Net non-U.S. currency position                  $       (1,262,739)       (1,546,640)
                                                                      ================  ================


                      Elamex, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                 March 29, 1998
                                   (Unaudited)



(4) Research and Development
         In January 1998, the Company agreed to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. A majority of the Board members of Optimag are Elamex directors.

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

       Because certain performance targets were met, in March 1998 the Company purchased an additional 637,500 shares of Preferred Stock at $1.00 per share.

       Upon completion of a prototype inspection station, the Company will purchase a final 1,250,000 shares of Preferred Stock at $1.00 per share. After conversion to common stock, the Company will own a minimum of 51% of the common stock.

          The Company has consolidated the operations of this investment. As of March 1998, $0.5 million have already been expensed.

(5) Income Taxes
        Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an expected effective tax rate of approximately 30% for the twelve months ended December 31, 1998. The actual effective tax rate for the year ended December 31, 1998 may differ from that used to estimate taxes on March 29, 1998.

(6) Basic Earnings per Share
        Basic Earnings per share on common stock ("EPS") for the thirteen weeks ended March 29, 1998 and March 30, 1997 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen week period ended March 29, 1998 was 7,376,977, and the weighted average number of shares used to determine EPS at March 30, 1997 was 7,400,000. The company has no dilutive securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  General
         The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.


                                            Percentage of Net Sales
                                                                            Thirteen weeks ended
                                                                        March 29             March 30
                                                                          1998                 1997
                                                                      (unaudited)          (unaudited)
                            Net sales...............................     100.0%               100.0%
                            Cost of sales...........................      88.7                 86.9
                            Gross profit............................      11.3                 13.1
                            Selling, general and administrative
                              expenses..............................       8.2                  6.0
                            Research and development................       1.7                  0.0
                            Operating income........................       1.4                  7.1
                            Other income ...........................       1.9                  0.2
                            Income before income taxes..............       3.3                  7.3
                            Income tax provision....................       1.0                  2.3
                            Net income .............................       2.3                  5.0

     Net Sales for the thirteen weeks ended March 29, 1998 decreased 16.3% to $28.3 million from $33.8 million for the comparable period in 1997. The decrease is primarily due to the completion of projects and to temporary adjustments in demand to certain other customers,however, these were partially offset by sales to new customers. For the thirteen weeks ended March 29, 1998, the Company's assembly sales were constant, as opposed to turnkey sales that dropped as compared to the same period of 1997.

     Gross Profit decreased 27.9% to $3.2 million or 11.3% as a percentage of sales, for the thirteen weeks ended March 29, 1998, as compared to $4.4 million or 13.1% as a percentage of sales, for the same period of the prior year. The Gross Margin decrease was due to an increase in labor cost as headcount increased due to new projects, in addition to a change in the business structure of some assembly contracts and the loss of turnkey sales as explained above.

     Selling, General and Administrative (SG&A) Expenses increased 13.4% to $2.3 million for the thirteen weeks ended March 29, 1998, compared to $2.0 million for the same period of the prior year. SG&A Expenses increased as a percentage of sales to 8.2% for the thirteen weeks ended March 29, 1998, compared to 6.0% for the thirteen weeks ended the same period in 1997. The increase in SG&A Expenses reflects additional staffing and infrastructure in the sales and marketing areas.

     Research and  Development  (R&D)  represents  1.7% of sales and is directly
attributed  to  the  start-up  of  Optimag,  Inc.,  a  non-invasive   inspection
technology company, which Elamex holds a majority interest in.

     Operating Income decreased by 83.3% to $0.4 million, or 1.4% of net sales, for the thirteen weeks ended March 29, 1998, from $2.4 million, or 7.1% of net sales, for the thirteen weeks ended March 30, 1997. The decrease in operating income as a percentage of sales was a result of the Gross Margin decrease and the increase of SG&A Expenses previously mentioned.

     Income tax provision decreased to $0.3 million, or 1.0% of net sales for the thirteen weeks ended March 29, 1998, from $0.8 million or 2.3% of net sales for the thirteen weeks ended March 30, 1997. The estimated effective tax rate for the thirteen weeks ended March 29, 1998 was 30%, compared to 32% for the same period ended 1997. The difference between the estimated tax rate of 30% and the statutory tax rate of 34% for 1998, is caused primarily by accrued liabilities for expenses deductible in future periods offset by negative inflationary effects and the non-deductible expenses.

Liquidity and Capital Resources

     The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) needs showed a slight reduction for this period. At December 31, 1997, the Company had working capital of $24.6 million compared to $21.5 million at March 29, 1998. This decrease was due to a reduction in inventories partially offset by an increase in accounts payable.

     For the thirteen weeks ended March 29, 1998, the company had net cash provided by operating activities of $4.9 million which consists of net income of $0.7 million plus depreciation and amortization of $1.0 million, a decrease of inventories of $2.3 million, a decrease in accrued and other liabilities of $0.4 million, a decrease in accounts payable of $2.0 million, and other miscellaneous reductions of $0.2 million,offset by an increase in receivables of $1.1 million and prepaid expenses of $0.6 million.

     Cash provided by operating activities partially financed additions of $1.4 million of property, plant, and equipment. The remaining portion was financed through proceeds of $0.7 million received from the sale of investment securities.

     The Company had the following lines of credit, outstanding borrowings, and significant capital leases at March 29, 1998:


                                                      Amount            Interest
Lender or                                         Outstanding at          Rate at
Class of Securities               Type            March 29, 1998      March 29, 1998     Maturity Date
-------------------               ----            --------------      --------------     -------------
Comerica Bank            $10 million Line of      $      -                 9.00%         May 1, 1999
                         Credit
Bank of America          $10 million Line of
   N.T. & S.A.           Credit                          -                 8.91%         December 15, 1999
Norwest Bank El Paso     $5 million Line of              -                 8.50%         December 6, 2001
                         Credit
GE Financial             Capital Lease            $   769,259              7.92%         December 15, 1999
                                                    ----------
    Total                                            $769,259

         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. As of March 29, 1998 the Company believes it was in compliance with all material covenants related to its debt obligations.

Plant Closing

         During the month of March of this quarter, the Company announced its decision to end production at its Guadalajara, Mexico location in order to concentrate its resources at other facilities having greater profitability potential and better economies of scale and is not expected to impact future financial results.

Forward Looking Comments

         This form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the company's future growth and profitability, the ability of the Company to continue to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

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

Item 6. Exhibits and Reports on Form 8-K.


       (a) Exhibits

     Exhibit                                       Description
     Number
        3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*
* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

       (b) No reports on Form 8-K were filed during the period covered by this report.

                                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                             ELAMEX, S.A. de C.V.

   Date: May 8, 1998                 By:      /s/ HECTOR RAYNAL
                                              -----------------
                                               Hector M. Raynal
                                     President and Chief Executive Officer
                                          (Duly Authorized Officer)



   Date: May 8, 1998                 By:     /s/ CARLOS MARTENS
                                             ------------------
                                              Carlos D. Martens
                                        Vice-President of Finance and
                                           Chief Financial Officer