Form 10-Q
period 1998-06-28
ELAMEX SA DE CV
filed 1998-08-17
CIK 1009302

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______to________

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

                                Yes __X__ No ____


The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 7, 1998 was:
                                    7,350,000




================================================================================

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                Page No.
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated Balance Sheets as of
               June 28, 1998 and December 31, 1997..............................1

               Consolidated Statements of Earnings for the thirteen and
               twenty-six weeks ended June 28, 1998 and June 29, 1997...........2

               Consolidated Statements of Cash Flows for the twenty-six
               weeks ended June 28, 1998 and June 29, 1997......................3

               Notes to Consolidated Financial Statements.......................4

Item 2.        Management's Discussion and Analysis fo Financial
               Condition and Results of Operations..............................6


PART II        OTHER INFORMATION

Item 3.        Defaults Upon Senior Securities..................................9

Item 4.        Submission of Matters to a Vote of Security Holders..............9

Item 5.        Other Information................................................9

Item 6.        Exhibits and Reports on Form 8-K.................................10



SIGNATURES     .................................................................11




                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)

                                                                           June 28,         December 31,
                                                                             1998               1997
                                                                        (Unaudited)
                                                                   -------------------    ------------------
Assets
Current assets:
  Cash and cash equivalents                                      $      15,978,646               13,597,581
  Receivables
     Trade accounts, less allowance for doubtful accounts               16,174,960               14,343,265
     Other receivables                                                   3,602,281                1,872,747
                                                                   -------------------    ------------------
                       Total receivables                                19,777,241               16,216,012
                                                                   -------------------    ------------------

  Investment security                                                      -                      2,080,000
  Inventories, net                                                      10,698,582               12,696,705
  Prepaid expenses                                                       2,684,529                  809,109
                                                                   -------------------    ------------------
                       Total current assets                             49,138,998               45,399,407

Property, plant and equipment, net                                      28,261,375               28,503,121
Other assets, net                                                          679,648                  742,644
                                                                   -------------------    ------------------
                                                                 $      78,080,021               74,645,172
                                                                   ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                               $       6,142,370                4,337,223
  Accrued expenses                                                       3,946,141                3,854,638
  Current obligations of capital leases                                    382,115                  496,190
  Taxes payable                                                          1,495,940                1,306,126
  Deferred income taxes, net                                             3,581,899                3,581,899
  Due to related parties                                                    24,681                   45,480
                                                                   -------------------    ------------------
                       Total current liabilities                        15,573,146               13,621,556

Capital lease obligations, excl. current obligations                       239,769                  654,462
Other liabilities                                                          302,953                  258,988
Deferred income taxes, net                                               3,547,755                3,078,486
                                                                   -------------------    ------------------
                       Total liabilities                                19,663,623               17,613,492

Stockholders' equity:
  Preferred stock, authorized 50,000,000 shares, none issued
    or  outstanding                                                        -                          -
  Common stock, 22,400,000 shares authorized, 7,400,000 issued, and 7,350,000 and 7,381,500 shares outstanding at
    June 28, 1998 and December 31, 1997, respectively                   35,010,468               35,010,468

  Retained earnings                                                     23,843,883               22,236,212
  Treasury stock, 50,000 and 18,500 shares at June 28, 1998
       and December 31, 1997, respectively, at cost                       (437,953)                (215,000)

                                                                   -------------------    -------------------
                                                                        58,416,398               57,031,680
                                                                   -------------------    -------------------
                                                                   $    78,080,021               74,645,172
                                                                   ===================    ===================

    See accompanying notes to consolidated financial statements.




                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)


                                                            13 weeks ended                    26 weeks ended
                                                   --------------------------------  ---------------------------------
                                                      June 28,         June 29,          June 28,         June 29,
                                                        1998             1997             1998              1997
                                                    (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                   ---------------  ---------------  ----------------  ---------------

Net sales                                        $     30,667,807       33,826,874        58,973,565       67,642,145
Cost of sales                                          26,734,363       28,559,425        51,842,901       57,940,852
                                                   ---------------  ---------------  ----------------  ---------------
       Gross Profit                                     3,933,444        5,267,449         7,130,664        9,701,293
                                                   ---------------  ---------------  ----------------  ---------------

Operating expenses:
       General and administrative                       1,955,746        2,150,765         3,947,308        4,029,095
       Selling                                            432,312          193,351           743,464          345,127
       Research & development                             496,019             -              989,621            -
                                                   ---------------  ---------------  ----------------  ---------------
         Total operating expenses                       2,884,077        2,344,116         5,680,393        4,374,222
                                                   ---------------  ---------------  ----------------  ---------------
         Operating income                               1,049,367        2,923,333         1,450,271        5,327,071
                                                   ---------------  ---------------  ----------------  ---------------

Other income (expense):
          Interest income                                 252,594           83,520           483,390          122,970
          Interest expense                                (44,996)         (50,918)          (89,457)        (101,156)
          Other, net                                       79,011          132,773           420,121          221,063
                                                   ---------------  ---------------  ----------------  ---------------
               Total other income                         286,609          165,375           814,054          242,877
                                                   ---------------  ---------------  ----------------  ---------------
               Income before income taxes               1,335,976        3,088,708         2,264,325        5,569,948

          Income tax provision                            378,149          958,387           656,654        1,752,383
                                                   ---------------  ---------------  ----------------  ---------------
               Net income                        $        957,827        2,130,321         1,607,671        3,817,565
                                                   ===============  ===============  ================  ===============

           Basic and diluted earnings per
            common share                         $           0.13             0.29              0.22             0.52
           Weighted average shares outstanding          7,365,865        7,400,000         7,367,042        7,400,000
                                                   ===============  ===============  ================  ===============

See accompanying notes to consolidated financial statements.



                                ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                          (In U. S. Dollars)



                                                                                26 weeks ended
                                                                    -----------------------------------
                                                                        June 28,           June 29,
                                                                         1998                1997
                                                                     (Unaudited)          (Unaudited)
                                                                    ---------------      --------------
Cash flows provided by operating activities:
   Net income                                                     $      1,607,671           3,817,565

   Adjustments to reconcile net income to net cash
     provided by operating activities:
            Depreciation and amortization                                2,056,450           2,025,245
            Allowance for doubtful trade accounts receivable               167,844              33,680
            Allowance for excess and obsolete inventory                   (326,304)            (35,991)
            Deferred income taxes, net                                     469,269           1,587,316
            Loss on disposal of property, plant and equipment              163,438              70,642
            Change in assets and liabilities:
             Trade account receivable                                   (1,999,539)         (3,909,349)
             Other receivables                                          (1,729,534)            937,795
             Inventories                                                 2,324,427           5,548,373
             Prepaid expenses                                           (1,875,420)           (363,533)
             Other assets                                                   33,804              29,497
             Accounts payable                                            1,805,147          (3,009,527)
             Accrued expenses, taxes payable and
              due to related parties                                       260,518           1,001,716
             Other liabilities                                              43,965              41,317
                                                                   ---------------      --------------
    Net cash provided by operating activities                            3,001,736           7,774,746
                                                                   ---------------      --------------

Cash flows used by investing activities:
             Proceeds from the sale of investment security               2,080,000             -
             Purchase of property, plant and equipment                  (2,208,965)         (1,466,339)
             Proceeds from disposal of equipment                          -                    153,066
                                                                    ---------------      --------------
                      Net cash used by investing activities               (128,965)         (1,313,273)
                                                                    ---------------      --------------

Cash flows used by financing activities:
             Principal repayments of capital lease obligations            (268,753)           (301,760)
             Purchase of treasury stock                                   (222,953)             -
                                                                    ---------------      --------------
                     Net cash used by financing activities                (491,706)           (301,760)
                                                                    ---------------      --------------

Net increase in cash and cash equivalents                                2,381,065           6,159,713

Cash and cash equivalents, beginning of period                          13,597,581           6,269,825
                                                                    ---------------      --------------

Cash and cash equivalents, end of period                          $     15,978,646          12,429,538
                                                                    ===============      ==============

See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                  June 28, 1998
                                   (Unaudited)



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

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial statements for the interim period. The results of operations for the twenty-six week period ended June 28, 1998 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories
      Inventories consist of the following:

                                                                           June 28,         December 31,
                                                                             1998               1997
                                                                        ---------------    ---------------
                   Raw materials                                      $      9,974,834         10,732,767
                   Work-in-process                                             808,486          1,213,553
                   Finished goods                                            1,353,324          2,467,932
                                                                        ---------------    ---------------
                                                                            12,136,644         14,414,252

                   Reserve for excess and obsolete inventory               (1,438,062)         (1,717,547)
                                                                        ---------------    ---------------
                                                                      $     10,698,582         12,696,705
                                                                        ===============    ===============

(3) Foreign Currency Translation
        Included in "other, net" on the accompanying consolidated statements of operations is a foreign exchange gain of $73,744 and a $17,309 loss for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                         June 28,        December 31,
                                                                           1998              1997
                                                                      ----------------  ----------------
                    Cash and cash equivalents                       $         271,638           356,848
                    Other receivables                                       2,030,326           690,906
                    Prepaid expenses                                          244,075           248,609
                    Other assets, net                                         155,983            80,249
                    Accounts payable                                          (93,822)         (376,168)
                    Accrued expenses
                    and other                                              (3,388,442)       (2,547,084)
                    liabilities
                                                                      ----------------  ----------------
                    Net non-U.S. currency position                  $       (780,242)       (1,546,640)
                                                                      ================  ================

                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                (In U.S. Dollars)
                                  June 28, 1998
                                   (Unaudited)



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

     Because certain performance targets were met, in March 1998, the Company purchased an additional 637,500 shares of Preferred Stock at $1.00 per share.

     Upon completion of certain benchmarks and several prototype inspection stations, the Company will purchase in tranches, an additional 1,250,000 shares of Preferred Stock at $1.00 per share. After conversion to common stock, the Company will own a minimum of 51% of the common stock.

          The Company has consolidated the operations of this investment. As of June 1998, approximately $1.0 million have already been expensed.

(5) Income Taxes
        Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), the Company has estimated income taxes using an overall expected effective tax rate of approximately 29% for the twelve months ended December 31, 1998. The actual effective tax rate for the year ended December 31, 1998 may differ from that used to estimate taxes on June 28, 1998. In addition, during the quarter ended June 28, 1998, the Company reduced a previously recorded valuation allowance related to asset tax carry forwards by approximately $220,000.

(6) Basic Earnings per Share
        Basic Earnings per share on common stock ("EPS") for the twenty-six weeks ended June 28, 1998 and June 29, 1997 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the twenty-six week period ended June 28, 1998 was 7,367,042, and the weighted average number of shares used to determine EPS at June 29, 1997 was 7,400,000. The company has no dilutive securities.

(7) Subsequent Events
     On July 14, 1998, the Company formed a joint venture ("JV"), with GE International Mexico, S.A. de C.V. ("GE") a subsidiary of the General Electric Company, to produce plastic molding and stamped metal components in Juarez, Mexico. The Company will contribute its current plastic molding and metal stamping operations to the JV, of which it will own 50.1%, with GE owning the remaining 49.9%. As of June 28, 1998, the plastics and metal stamping operations had total net assets of approximately $5.0 million. In connection with the JV, GE will receive a 3-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 per share subject to anti-dilution provisions and will have a representative on Elamex's Board. The JV will begin with a $10 million dollar commitment of business from General Electric, expected to increase over the next year. In addition to supporting GE, the JV will continue to look for opportunities within Elamex's client base.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  General
         The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.


                                                                           Percentage of Net Sales
                                                                                 (Unaudited)

                                                           Thirteen weeks ended              Twenty-six weeks ended
                                                         June 28          June 29          June 28           June 29
                                                           1998             1997             1998              1997
Net sales...........................................      100.0%           100.0%           100.0%            100.0%
Cost of sales.......................................       87.2             84.4             87.9              85.7
Gross profit........................................       12.8             15.6             12.1              14.3
Selling, general and administrative expenses........        7.8              7.0              8.0               6.5
Research and development............................        1.6              0.0              1.7               0.0
Operating income....................................        3.4              8.6              2.4               7.9
Other income........................................        0.9              0.5              1.4               0.4
Income before income taxes..........................        4.4              9.1              3.8               8.3
Income tax provision................................        1.2              2.8              1.1               2.6
Net income .........................................        3.1              6.3              2.7               5.7


         Net Sales for the thirteen weeks ended June 28, 1998 decreased 9.3% to $30.7 million from $33.8 million for the comparable period in 1997. Net sales for the twenty-six weeks ended June 28, 1998 decreased 12.8% to $59.0 million from $67.6 million for the same period in 1997. The decrease is primarily due to the completion of projects and to fluctuations in demand from certain other customers, however, these were partially offset by sales to new customers. For the thirteen week and twenty-six week periods ended June 28, 1998, the Company's assembly sales slightly declined. Turnkey sales also dropped as compared to the same period of 1997.

         Gross Profit decreased 25.3% to $3.9 million or 12.8% as a percentage of sales, for the thirteen weeks ended June 28, 1998, as compared to $5.3 million or 15.6% as a percentage of sales, for the same period of the prior year. Gross profit decreased 26.5% to $7.1 million for the twenty-six weeks ended June 28, 1998 from $9.7 million for the same period in 1997. The gross profit decrease was due to an increase in labor cost as there was only a partial exchange rate compensation of the labor rate increase at the beginning of the year, in addition to a change in the business structure of some assembly contracts and the loss of turnkey sales as explained above.

         Selling, General and Administrative (SG&A) Expenses increased 1.9% to $2.4 million for the thirteen weeks ended June 28, 1998, compared to $2.3 million for the same period of the prior year. SG&A Expenses increased as a percentage of sales to 7.8% for the thirteen weeks ended June 28, 1998, compared to 7.0% for the thirteen weeks ended the same period in 1997. The increase in SG&A Expenses reflects additional staffing and infrastructure in the sales and marketing areas for the thirteen and twenty six weeks ended June 28, 1998.

         Research and Development (R&D) represents 1.6% and 1.7% of sales for the thirteen and twenty six weeks ended June 28, 1998, respectively, and is directly attributed to the start-up of Optimag, Inc., a non-invasive inspection technology company, in which Elamex holds a majority interest.

         Operating Income decreased by 64.1% to $1.0 million, or 3.4% of net sales, for the thirteen weeks ended June 28, 1998, from $2.9 million, or 8.6% of net sales, for the thirteen weeks ended June 29, 1997. The decrease in operating income as a percentage of sales was a result of the gross profit decrease and the increase of SG&A Expenses previously mentioned for the thirteen and twenty six week period ended June 28, 1998.

         Income tax provision decreased to $0.4 million, or 1.2% of net sales for the thirteen weeks ended June 28, 1998, from $1.0 million or 2.8% of net sales for the thirteen weeks ended June 29, 1997. The estimated effective tax rate at June 28, 1998 was 29%, compared to 31% for the same period ended 1997. The income tax provision does not include the benefit of deductions caused by losses in Optimag, Inc. a U.S. company. For financial reporting purposes, a valuation allowance was established for the full amount of the deferred tax asset related to this net operating loss carryforward. The difference between the estimated tax rate of 29% and the statutory tax rate of 34% for 1998, is caused primarily by negative inflationary effects. The income tax provision was also reduced by approximately $220,000 due to a reduction in a valuation allowance related to asset tax credit carryforwards. At June 28, 1998 the Company expected that income levels for certain companies with asset tax credits would be sufficient to fully utilize such credits.

Liquidity and Capital Resources

         The Company's working capital needs (defined as inventory plus trade and other accounts receivable, minus accounts payable) showed a slight reduction for this period. At December 31, 1997, the Company had working capital of $24.6 million compared to $24.3 million at June 28, 1998. This decrease was due to a reduction in inventories partially offset by an increase in accounts payable.

         For the thirteen weeks ended June 28, 1998, the company had net cash provided by operating activities of $3.0 million which consists of net income of $1.6 million plus depreciation and amortization of $2.1 million, a decrease of inventories of $2.3 million, a decrease in accrued and other liabilities of $0.3 million, an increase in accounts payable of $1.8 million, and other miscellaneous reductions of $0.3 million, offset by an increase in receivables of $3.7 million and prepaid expenses of $1.9 million.

         Cash provided by operating activities financed additions of $2.2 million of property, plant, and equipment. It also provided cash for the repayment of capital lease obligations, and purchase of treasury stock.

         The Company had the following lines of credit, outstanding borrowings, and significant capital leases at June 28, 1998:


                                                      Amount             Interest
Lender or                                         Outstanding at          Rate at
Class of Securities               Type             June 28, 1998       June 28, 1998     Maturity Date
-------------------               ----             -------------       -------------     -------------
Comerica Bank            $10 million Line of
                         Credit                      $   -                 9.00%         May 1, 1999

Bank of America          $10 million Line of
   N.T. & S.A.           Credit                          -                 8.91%         December 15, 1999

Norwest Bank El Paso     $5 million Line of
                         Credit                          -                 8.50%         December 6, 2001
GE Financial             Capital Lease               $ 621,884             7.92%         December 15, 1999
                                                     ----------
     Total                                           $ 621,884



         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. As of June 28, 1998 the Company believes it was in compliance with all material covenants related to its debt obligations.

Research and Development

         In January 1998, the Company agreed to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company agreed to purchase the Preferred Stock in a three-part transaction subject to certain peformance targets.

At June 28, 1998, the Company had purchased 1,275,000 shares of Preferred Stock for $1.00 per share which are convertible into common stock 1 for 1. Upon completion of certain benchmarks and several prototype inspection stations, the Company will purchase in three tranches, the final 1,250,000 shares of Preferred Stock at $1.00 per share. After conversion to common stock, the Company will own a minimum of 51% of the common stock. At June 1998, approximately $1.0 million have already been expensed.

Year 2000 Issue

     During 1997, the Company began a corporate-wide system conversion to a software system that is Year 2000 compliant. The Company is also currently evaluating all systems that it believes are sensitive to the Year 2000 issue. The conversion and systems evaluation will cover all significant computer applications of the Company. Implementation and final evaluation of all systems is expected in early Fall 1998. The Year 2000 issues is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that, with the upgrades currently in progress, the Year 2000 problem will not pose significant operational problems.

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

                                                    ELAMEX, S.A. de C.V.

Date: August 12, 1998                       By:      /s/ HECTOR RAYNAL
                                                     -----------------
                                                      Hector M. Raynal
                                           President and Chief Executive Officer
                                                 (Duly Authorized Officer)



Date: August 12, 1998                       By:     /s/ CARLOS MARTENS
                                                    ------------------
                                                     Carlos D. Martens
                                               Vice-President of Finance and
                                                  Chief Financial Officer