Form 10-Q
period 1998-09-27
ELAMEX SA DE CV
filed 1998-11-12
CIK 1009302

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____to___________

         Commissions file number: 0-27992

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

                                Yes __X__ No ____


The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 06, 1998 was:
                                    7,346,000




================================================================================



                         ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                    TABLE OF CONTENTS


                                                                                     Page No.


PART I     FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets as of
           September 27, 1998 and December 31, 1997......................................1

           Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 27, 1998 and September 28, 1997...............................2

           Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 27, 1998 and September 28, 1997...............................3

           Notes to Consolidated Financial Statements....................................4

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................6


PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities...............................................10

Item 4     Submission of Matters to a Vote of Security Holders...........................10

Item 5.    Other Information.............................................................10

Item 6     Exhibits and Reports on Form 8-K..............................................11



SIGNATURES ..............................................................................12



                                                             4
                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               (In U. S. Dollars)
                                                                       September 27,          December 31,
                                                                          1998                  1997
                                                                      (Unaudited)
                                                                   -------------------    ------------------
Assets
Current assets:
  Cash and cash equivalents                                      $         16,610,103            13,597,581
  Receivables
     Trade accounts, less allowance for doubtful accounts                  16,700,817            14,343,265
     Other receivables                                                      3,950,248             1,872,747
                                                                   -------------------    ------------------
                       Total receivables                                   20,651,065            16,216,012
                                                                   -------------------    ------------------

  Investment security                                                      -                      2,080,000
  Inventories, net                                                         12,921,092            12,696,705
  Prepaid expenses                                                            977,555               809,109
                                                                   -------------------    ------------------
                       Total current assets                                51,159,815            45,399,407

Property, plant and equipment, net                                         32,669,522            28,503,121
Other assets, net                                                             494,031               742,644
                                                                   -------------------    ------------------
                                                                 $         84,323,368            74,645,172
                                                                   ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                               $         10,955,792             4,337,223
  Accrued expenses                                                          3,238,982             3,854,638
  Current obligations of capital leases                                       423,581               496,190
  Taxes payable                                                               266,278             1,306,126
  Deferred income taxes, net                                                3,581,899             3,581,899
  Due to related parties                                                      115,424                45,480
                                                                   -------------------    ------------------
                       Total current liabilities                           18,581,956            13,621,556

Capital lease obligations, excl. current obligations                          120,944               654,462
Other liabilities                                                             299,591               258,988
Deferred income taxes, net                                                  3,604,936             3,078,486
                                                                   -------------------    ------------------
                       Total liabilities                                   22,607,427            17,613,492

Minority Interest                                                           2,568,895               -
Warrant                                                                        50,000               -

Stockholders' equity:
  Preferred stock, authorized 50,000,000 shares, none issued
  or outstanding                                                              -                     -
  Common stock, 22,400,000 shares authorized, 7,400,000 issued, and 7,350,000 and 7,381,500 shares outstanding at September 27,
  1998 and December 31, 1997, respectively                                 35,010,468            35,010,468
  Retained earnings                                                        24,524,531            22,236,212
  Treasury stock, 50,000 and 18,500 shares at September 27, 1998
  and December 31, 1997, respectively, at cost                               (437,953)             (215,000)
                                                                       -------------------   --------------------
                                                                           59,097,046            57,031,680
                                                                       -------------------   --------------------
                                                                     $     84,323,368            74,645,172
                                                                       ===================   ====================

    See accompanying notes to consolidated financial statements.


                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)
                                   (Unaudited)


                                                             13 weeks ended                    39 weeks ended
                                                   ----------------------------------  --------------------------------
                                                    September 27,     September 28,    September 27,    September 28,
                                                        1998              1997              1998             1997
                                                   ----------------  ----------------  ---------------  ---------------


Net sales                                        $      30,757,355        32,871,921       89,730,920      100,514,066
Cost of sales                                           27,146,426        28,656,054       78,989,327       86,596,906
                                                   ----------------  ----------------  ---------------  ---------------

        Gross Profit                                     3,610,929         4,215,867       10,741,593       13,917,160
                                                   ----------------  ----------------  ---------------  ---------------

Operating expenses:
     General and administrative                          1,528,330         2,047,195        5,475,638        6,076,290
     Selling                                               479,730           164,286        1,223,194          509,413
     Research & development                                284,242           -              1,273,863         -
                                                   ----------------  ----------------  ---------------  ---------------
        Total operating expenses                        2,292,302          2,211,481        7,972,695        6,585,703
                                                   ----------------  ----------------  ---------------  ---------------

        Operating income                                1,318,627          2,004,386        2,768,898        7,331,457
                                                   ----------------  ----------------  ---------------  ---------------

Other income (expense):
     Interest income                                      258,315            187,371          741,705          310,341
     Interest expense                                     (42,706)           (49,629)        (132,163)        (150,785)
     Other, net                                           625,898            214,028        1,046,019          435,091
                                                   ----------------  ----------------  ---------------  ---------------
        Total other income                                841,507            351,770        1,655,561          594,647
                                                   ----------------  ----------------  ---------------  ---------------

        Income before income taxes                     2,160,134           2,356,156        4,424,459        7,926,104

     Income tax provision                              1,479,486             625,448        2,136,140        2,377,831
                                                   ----------------  ----------------  ---------------  ---------------
        Net income                        $              680,648           1,730,708        2,288,319        5,548,273
                                                   ================  ================  ===============  ===============

     Basic and diluted earnings per
     common share                         $                 0.09                0.23             0.31             0.75
     Weighted average shares outstanding               7,350,000           7,400,000        7,361,219        7,400,000
                                                   ================  ================  ===============  ===============


See accompanying notes to consolidated financial statements.


                                    ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                             (In U. S. Dollars)
                                                 (Unaudited)

                                                                                        39 weeks ended
                                                                            ------------------------------------
                                                                            September 27,        September 28,
                                                                                 1998                 1997
                                                                            ---------------      ---------------
Cash flows provided by operating activities:
   Net income                                                             $      2,288,319            5,548,273
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             3,144,539            3,088,648
       Allowance for doubtful trade accounts receivable                            167,849              (91,869)
       Allowance for excess and obsolete inventory                                (413,848)               9,598
       Deferred income taxes, net                                                  526,450            2,106,701
       Loss on disposal of property, plant and equipment                           163,438              175,114
       Gain on sale of minority interest in plastics division                     (651,345)              -
       Minority interest in consolidated balances                                   22,240               -
       Change in assets and liabilities:
             Trade account receivable                                           (2,525,401)             167,004
             Other receivables                                                  (2,077,501)            (505,917)
             Inventories                                                           189,461            5,215,109
             Prepaid expenses                                                     (168,446)            (220,223)
             Other assets                                                          205,822             (706,258)
             Accounts payable                                                    6,618,569           (1,651,215)
             Accrued expenses, taxes payable and
              due to related parties                                            (1,585,560)           2,335,156
             Other liabilities                                                      40,603               75,472
                                                                            ---------------      ---------------
                     Net cash provided by operating activities                   5,945,189           15,545,593
                                                                            ---------------      ---------------

Cash flows used by investing activities:
       Proceeds from the sale of investment security                             2,080,000               -
       Purchase of property, plant and equipment                                (7,691,603)          (2,177,760)
       Purchase of plastics operating assets                                        -                (3,868,903)
       Proceeds from disposal of equipment                                          -                   392,070
       Proceeds from sale of minority interest in plastics division, net         3,198,000               -
       Issue of warrant                                                             50,000               -
                                                                            ---------------      ---------------
                     Net cash used by investing activities                      (2,363,603)          (5,654,593)
                                                                            ---------------      ---------------

Cash flows used by financing activities:
       Principal repayments of capital lease obligations                          (346,111)            (444,055)
       Purchase of treasury stock                                                 (222,953)             -
                                                                            ---------------      ---------------
                     Net cash used by financing activities                        (569,064)            (444,055)
                                                                            ---------------      ---------------

Net increase in cash and cash equivalents                                        3,012,522            9,446,945

Cash and cash equivalents, beginning of period                                  13,597,581            6,269,825
                                                                            ---------------      ---------------

Cash and cash equivalents, end of period                                $       16,610,103           15,716,770
                                                                            ===============      ===============

See accompanying notes to consolidated financial statements.

                       Elamex, S.A. de C.V. and Subsidiaries
                    Notes to Consolidated Financials Statements
                                 (In U.S. Dollars)
                                September 27, 1998
                                    (Unaudited)


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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial statements for the interim period. The results of operations for the thirty-nine week period ended September 27, 1998 are not necessarily indicative of the results to be expected for the entire year.


(2) Inventories

      Inventories consist of the following:

                                                                        September 27,       December 31,
                                                                             1998               1997
                                                                        ---------------    ---------------

                   Raw materials                                      $     12,290,449         10,732,767
                   Work-in-process                                             821,348
                                                                                                1,213,553
                   Finished goods                                            1,358,117
                                                                                                2,467,932
                                                                        ---------------    ---------------
                                                                            14,469,914         14,414,252

                   Reserve for excess and obsolete inventory                (1,548,822)        (1,717,547)
                                                                        ---------------    ---------------

                                                                      $     12,921,092         12,696,705

                                                                        ===============    ===============


(3) Foreign Currency Translation

         Included in "other, net" on the accompanying consolidated statements of operations are foreign exchange losses of $284,889 and $5,090 for the thirty-nine week periods ended September 27, 1998 and September 28, 1997, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                       September 27,     December 31,
                                                                           1998              1997
                                                                      ----------------  ----------------

                    Cash and cash equivalents                       $       1,837,133           356,848
                    Other receivables                                       2,633,548           690,906
                    Prepaid expenses                                          530,076           248,609
                    Other assets, net                                         387,814            80,249
                    Accounts payable                                       (3,045,945)         (376,168)
                    Accrued expenses
                    and other                                              (1,945,183)       (2,547,084)
                    liabilities
                                                                      ----------------  ----------------

                    Net non-U.S. currency position                  $         397,443       (1,546,640)
                                                                      ================  ================

                       Elamex, S.A. de C.V. and Subsidiaries
                    Notes to Consolidated Financials Statements
                                 (In U.S. Dollars)
                                September 27, 1998
                                    (Unaudited)

(4) Research and Development

         In January 1998, the Company signed a Preferred Stock Purchase Agreement to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. Preferred Stock purchases are based on Optimag meeting certain performance targets. The Company has consolidated the operations of this investment. As of September 27, 1998 approximately $1.3 million has been expensed.

         As of September 27, 1998, the Company has purchased 2,075,000 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1. The Company intends to purchase the additional 450,000 shares in three tranches subject to Optimag's meeting remaining performance targets.


(5) Income Taxes

         Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has estimated income taxes using an overall expected effective tax rate of approximately 48%. The effective tax rate for the thirteen weeks ending September 27, 1998 approximated 68%. This was primarily due to the devaluation of the Mexican peso against the U.S. Dollar that resulted in currency gains for Mexican income tax purposes that are not reflected in the consolidated statement of earnings. The expected effective tax rate is based on taxable income subject to Mexican income tax, which includes currency and inflationary gains and losses. The actual effective tax rate for the year December 31, 1998 may differ from that used to estimate taxes on September 27, 1998.


(6) Basic Earnings per Share

         Basic Earnings per share on common stock ("EPS") for the thirty-nine weeks ended September 27, 1998 and September 28, 1997 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirty-nine week period ended September 27, 1998 and September 28, 1997 was 7,361,219 and 7,400,000. The
  company has no dilutive securities.


(7) Joint Venture

         On July 14, 1998, the Company formed a Joint Venture ("J.V.") with General Electric International Mexico, S.A. de C.V. ("G.E.") to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. The company contributed its plastic molding and stamped metal operations to the JV in exchange for 51% interest in the JV. GE paid approximately $3.5 million to the Company in exchange for a 49% interest. In connection with the JV, GE received a 3-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 per share subject to anti-dilution provisions as well as a representative on the Company's Board. The JV began with a $10 million dollar commitment of business from General Electric expected to increase over the next year. The Company recognized a gain on the sale of its interest of the plastics molding and stamped metal operations of approximately $650,000 which is included in other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  General

         The following table sets forth statement of earnings data as a percentage of net sales, derived from Consolidated Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.


                                                            Percentage of Net Sales
                                                                 (Unaudited)

                                                   Thirteen weeks ended        Thirty-nine weeks ended
                                               September 27,  September 28,  September 27,  September 28,
                                                   1998           1997           1998           1997

Net sales.....................................     100.0%          100.0%          100.0%            100.0%
Cost of sales.................................      88.3            87.2            88.0              86.2
Gross profit..................................      11.7            12.8            12.0              13.8
Selling, general and administrative expenses..      6.5              6.7            7.5               6.6
Research and development......................      0.9              0.0            1.4               0.0
Operating income..............................      4.3              6.1            3.1               7.3
Other income..................................      2.7              1.1            1.8               0.6
Income before income taxes....................      7.0              7.2            4.9               7.9
Income tax provision..........................      4.8              1.9            2.4               2.4
Net income ...................................      2.2              5.3            2.6               5.5


         Net Sales for the thirteen weeks ended September 27, 1998 decreased 6.4% to $30.8 million from $32.9 million for the same period in 1997. Net sales for the thirty-nine weeks ended September 27, 1998 decreased 10.7% to $89.7 million from $100.5 million for the same period in 1997. The decrease is primarily due to the completion of projects and to fluctuations in demand from certain other customers; however, these were partially offset by sales to new customers. For the thirteen-week and thirty-nine week periods ended September 27, 1998, the Company's assembly sales slightly declined. Turnkey sales also dropped as compared to the same period in 1997.

         Gross Profit decreased 14.3% to $3.6 million or 11.7% as a percentage of sales, for the thirteen weeks ended September 27, 1998, as compared to $4.2 million or 12.8% as a percentage of sales, for the same period in 1997. Gross profit decreased 23.0% to $10.7 million for the thirty-nine weeks ended September 27, 1998 from $13.9 million for the same period in 1997. The gross profit decrease was due to an increase in operating expenses due to the start up of new projects, in addition to a change in the business structure of some assembly contracts and the loss of turnkey sales as explained above.

         Selling, General and Administrative (SG&A) Expenses decreased 9.2% to $2.0 million for the thirteen weeks ended September 27, 1998, compared to $2.2 million for the same period of the prior year. SG&A Expenses decreased as a percentage of sales to 6.5% for the thirteen weeks ended September 27, 1998, compared to 6.7% for the thirteen weeks ended the same period in 1997. The decrease in SG&A Expenses is primarily due to a reduction in legal fees due to the utilization of internal counsel, the absence of projects requiring outside counsel, and also changes in staffing levels for the thirteen and thirty-nine weeks ended September 27, 1998.

         Research and Development (R&D) represents 0.9% and 1.4% of sales for the thirteen and thirty-nine weeks ended September 27, 1998, respectively, and is directly attributed to expenses incurred in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical heads and optical media. During the month of August 1998, Optimag completed the first of three prototypes of the equipment and sold one soon thereafter. In future months, the Company will purchase in tranches, an additional 450,000 shares of Preferred Stock at $1.00 per share subject to Optimag's meeting certain performance targets. After conversion to common stock, the Company will own a minimum of 51% of the common stock.

         Operating Income for the thirteen weeks ended September 27, 1998 decreased by 34.2% to $1.3 million from $2.0 million for the same period in 1997. Operating income for the thirty-nine weeks ended September 27, 1998 decreased 61.6% to $2.8 million from $7.3 million for the same period in 1997. The decrease in operating income is due to the decrease in net sales and gross profit as explained above and the $1.3 million incurred in research and development during the current fiscal year.

         Income tax provision increased to $1.5 million for the thirteen weeks ended September 27, 1998, from $0.6 million for the same period of the previous year while income before taxes decreased for the same period. The estimated effective tax rate for the thirteen weeks ending September 27, 1998 approximated 68% compared to 27% for the same period in 1997. The effective tax rate for the thirty-nine weeks ending September 27, 1998 approximated 48% compared to 30% for the same period in 1997. The overall increase is caused primarily by currency gains recognized for Mexican income tax purposes due to the devaluation of the Mexican Peso against the U.S. Dollar that are not reflected in the consolidated statement of earnings. Furthermore, the income tax provision does not include the benefit of deductions caused by losses in Optimag, Inc. a U.S. Company. For financial reporting purposes, a valuation allowance has been established for the full amount of the deferred tax asset related to this net operating loss carryforward.


Liquidity and Capital Resources

         The Company's working capital needs (defined as inventory plus trade and other accounts receivable, minus accounts payable) showed a slight reduction for this period. At December 31, 1997, the Company had working capital of $24.6 million compared to $22.6 million at September 27, 1998. This decrease was due mainly to an increase in accounts payable offset by an increase in total receivables.

         For the thirty-nine weeks ended September 27, 1998, the company had net cash provided by operating activities of $6.0 million. This was funded by net income of $2.3 million plus depreciation and amortization of $3.1 million, and a decrease in accounts payable of $6.6 million, offset by an increase in trade accounts and other receivables of $4.5 million, and a decrease in accrued expenses and taxes payable of $1.5 million.

         Cash provided by operating activities as well as proceeds from sale of investment security and the sale of a minority interest in the plastics division financed additions of $7.7 million of property, plant, and equipment, the repayment of capital lease obligations, and purchase of treasury stock.

         The Company had the following lines of credit, outstanding borrowings, and significant capital leases on September 27, 1998:

                                                      Amount             Interest
Lender or                                         Outstanding at          Rate at
Class of Securities               Type          September 27, 1998    September 27, 1998   Maturity Date
-------------------               ----          ------------------    ------------------   -------------
Comerica Bank            $10 million Line of    $        -                    9.00%        May 1, 1999
                         Credit
Bank of America
N.T. & S.A.              $10 million Line of             -                    8.91%        December 15, 1999
                         Credit
Norwest Bank El Paso     $5 million Line of              -                    8.50%        December 6, 2001
                         Credit
GE Financial             Capital Lease               $544,525                 7.92%        December 15, 1999
                                                     --------
     Total                                           $544,525


         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.5 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies that are not a party to one of the debt agreements. As of September 27, 1998 the Company believes it was in compliance with all material covenants related to its debt obligations.

Research and Development

         As of September 27, 1998, approximately $1.3 million has been expensed as research and development costs. Research and development costs are fully attributable to the development of a prototype optical inspection station and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical heads and optical media. Three beta units are expected to be in place with prospective customers by the fourth quarter 1998 where the units will be tested. Test results are not expected until January 1999. The Company expects significant sales to begin during the first quarter of 1999.


Year 2000 Issue

The Company's state of readiness:

      The Company has formed a Year 2000 task force, consisting of team members from various departments. The Company's Year 2000 task force is proceeding on schedule to identify and address those software programs and embedded chips that may interpret "00" as the year 1900 instead of the year 2000. The scope of the task force's duties includes all Company locations throughout Mexico as well as review of relationships with entities external to the organization both in Mexico and the United States. An inventory of all systems that are expected to be affected by the Year 2000 issue has been completed. The task force has developed solutions to the problems it has identified, and expects to be completed with all testing during the fourth quarter of 1998. A contingency plan will then be developed when a reasonable assessment of a worst case scenario can be determined.

The task force is concentrating on three areas critical to the viability of the Company; manufacturing and industrial facilities, information technology infrastructure, and third-party suppliers and customers (supply chain management).

The Company believes that its industrial facilities are not Year 2000 sensitive. With regards to manufacturing equipment, the Company has identified the equipment they believe will be affected by the Year 2000 issue. The Company is currently updating programs with Year 2000 compliant software and testing such programs for compliance. The testing phase is expected to be completed during the fourth quarter of 1998. A contingency plan will be developed once the testing phase is completed and a reasonable worst case scenario can be determined.

A majority of the Company's software programs that support day to day operations are commercial products. There is little reliance on internally developed programs. As a result, most Year 2000 issues have been or will be addressed by integrating vendor upgrades that will ensure that these software programs are Year 2000 compliant. Upgrades are expected to be completed by the first quarter of 1999. As part of an overall systems upgrade, the Company has recently completed its installation of the JD Edwards' Enterprise Resource Planning ("ERP") software on which a majority of the Company's operations are performed. The software has been certified by the vendor as being Year 2000 compliant. Nonetheless, the Company will perform its own tests of the system during the fourth quarter of 1998. The Company has identified its payroll and human resources software as not being Year 2000 compliant. The vendor of this software has released a Year 2000 compliant upgrade and implementation of this upgrade is expected before the end of this year.

A majority of the Company's systems hardware has been certified as Year 2000 compliant by its vendors. The task force is currently testing the Company's hardware for compliance and is expected to be completed with this phase during the first quarter of 1999. The task force has identified potential problems with two PBX systems. Remediation of this problem is expected by early 1999. A contingency plan will be developed once program upgrades and testing are completed and a reasonable worst case scenario can be determined.

Supply chain management includes the process of identifying those suppliers and customers that are most critical to support the operations of the Company. The task force is currently in the process of identifying critical suppliers and customers and communicating with them on their plans and progress in addressing the Year 2000 issue. The Company is also working with its customers to identify the alternate vendors that will be Year 2000 compliant. Contingency plans will be developed as a result of these communications and will be completed by the second quarter of 1999.

Cost of Addressing the Year 2000 Issues:

      The Company has invested approximately $2.9 million in the implementation of the new ERP software. Because the software was purchased to enhance the performance of key areas of the Company as well as the information provided for managerial decisions and customer satisfaction, costs associated with the implementation have been capitalized in accordance with SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company has included approximately $3.3 million in its budget to address the Year 2000 issue.

Risks Associated with  the Company's Year 2000 Issues:

      Failure to properly address the Year 2000 issue can result in an interruption of, or a failure in, the normal business activities of the Company. Because of the uncertainty inherent in the Year 2000 issue and the unfinished efforts of the task force to identify those critical customers and suppliers that are not or will not be Year 2000 compliant, the Company is unable, at this time, to determine the impact any Year 2000 failures will have on the Company's results of operations, liquidity or financial condition. The Company believes that it is taking the necessary steps to reduce its risk of possible interruptions or failures that will adversely impact the viability of the Company.

Contingency Plan:

      Contingency plans for the three critical areas detailed above will be developed once the testing phase is completed for each area. At that point, the Company feels that it can reasonably determine the extent of its worst case scenario for each area and develop plans accordingly to mitigate the risks inherent in the Year 2000 issue. Contingency plans are expected to be in place by the end of the second quarter of 1999.


Forward Looking Comments

         This form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the company's future growth and profitability, the ability of the Company to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

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

Item 6. Exhibits and Reports on Form 8-K.


       (a) Exhibits

     Exhibit                                      Description
     Number
        3 Estatutos Sociales (By-Laws) of the Registrant (including English translation). *

* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768


       (b) No reports on Form 8-K were filed during the period covered by this report.

                                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                             ELAMEX, S.A. de C.V.

   Date: November 11, 1998           By:      /s/ HECTOR RAYNAL
                                              -----------------
                                               Hector M. Raynal
                                     President and Chief Executive Officer
                                          (Duly Authorized Officer)



   Date: November 11, 1998           By:      /s/ CARLOS MARTENS
                                              ------------------
                                               Carlos D. Martens
                                         Vice-President of Finance and
                                            Chief Financial Officer