Form 10-K405
period 1998-12-31
ELAMEX SA DE CV
filed 1999-03-31
CIK 1009302

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                      Commission file number:
          December 31, 1998                                  0-27992

                              Elamex, S.A. de C.V.
             (Exact name of Registrant as specified in its charter)

            Mexico                                           Not Applicable
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  Avenida Insurgentes No. 4145-B Ote.                          C.P. 32340
     Cd. Juarez, Chihuahua Mexico                              (zip code)
(Address of principal executive offices)

                                 (915) 774-8252
       (Registrant's telephone number including area code, in El Paso, TX)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                  Name of exchange on which registered
Class I Common Stock, no par value                 NASDAQ National Market

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1999 was: $11,615,175.

      The number of shares of Class I Common Stock of the registrant outstanding as of March 9, 1999 was: 6,866,100

                       DOCUMENTS INCORPORATED BY REFERENCE

      Item 14 incorporates by reference exhibits to the registrant's registration statement on Form S-1, file number 333-01768.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

References in this form 10-K to "Elamex" or the "Company" are to Elamex, S.A. de C.V. and its subsidiaries, collectively, and references to "Elamex, S.A. de C.V." are solely to Elamex, S.A. de C.V. In this Form 10-K, references to "$" and "U.S. dollars" are to United States dollars and references to "Ps$" and "Pesos" are to Mexican pesos.

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

      Elamex's OEM customers are primarily U.S. companies, mainly in the consumer electronics, telecommunications, automotive, industrial instrumentation, avionics and medical industries. The Company's sales contracts generally call for payment in United States ("U.S.") dollars and accordingly, its revenues are in U.S. dollars. Financing is obtained in the same currency. The Company's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border, the El Paso International Airport, and rail and truck depots in El Paso, Texas. Elamex currently operates or directs operations in 25 manufacturing facilities. The Company prepares financial statements in U.S. Dollars in conformity with Generally Accepted Accounting Principles applicable in the U.S. ("U.S. GAAP") and also maintains certain financial and tax information in conformity with Generally Accepted Accounting Principles applicable in Mexico ("Mexican GAAP").

      The Company was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, real estate, and later also labor, was provided to foreign companies. These companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex' business has evolved from the early Maquiladora concept to its present state, which includes management, by Elamex itself, of assembly services and turnkey manufacturing services. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, indirectly acquired a majority interest in the Company's operations.

Industry Background

      During the early 1980s, the commercialization of the personal computer began to fuel substantial growth in the electronics industry and, with it, the growth of contract manufacturers. OEMs originally utilized contract-manufacturing sources primarily to reduce labor costs in the production of electronic assemblies and to provide additional manufacturing capacity in times of peak demand. These early contract manufacturers typically were employed on an assembly basis in which the OEMs provided the circuit and production designs, procured all components, frequently managed the production process, and performed the final product testing.

      In the mid-1980s, significant advances were made in commercial manufacturing technology as Surface Mount Technology ("SMT") began to replace Pin Through-Hole ("PTH") technology as the preferred method for the assembly of circuit boards. SMT provided OEMs with significant cost savings while at the same time increasing the performance of their products. However, SMT assembly was a more complex process than PTH. Contract manufacturers were quick to adopt the new technology and OEMs found the simplest way to convert to SMT was to outsource. The complexity of the process required contract manufacturers to have more control of the complete process from design to material procurement to testing.

      As contract manufacturers began to perform more management services, the relationship between OEMs and contract manufacturers became more strategic in nature, with the two now linked in a closer relationship in order to quickly deliver cost-effective, high-quality products to the marketplace. The practice of contract manufacturers providing management services has evolved into turnkey manufacturing, in which the contract manufacturer performs the procurement function and manages the assembly process. In Elamex's experience, procurement generates lower margins to Elamex than assembly work, and Elamex believes the same is true for other contract manufacturers. However, Elamex has also found that parts and equipment procurement creates other advantages, such as greater control over the manufacturing process and increased customer satisfaction due to the reduction of an additional cost to the OEMs. Elamex believes that the ability to provide these procurement advantages reinforces its strategic relationship with its clients.

      The Company believes that the strategic use of contract manufacturers has provided significant benefits to contract manufacturers and to OEMs. Contract manufacturers have benefited from the economies of scale resulting from larger and more frequent orders from OEMs, as well as from the strategic and operational benefits arising from the stability of longer-term relationships. OEMs have been able to reduce costs and increase flexibility through the use of the shared resources they access through contract manufacturers.

      Technology Forecasters, Inc. estimates that U.S. and Canadian demand for electronics contract manufacturing will grow from expenditures of approximately $27.2 billion in 1996 to approximately $104.2 billion by 2001, an average annual growth rate of approximately 31%, and that the worldwide electronics contract manufacturing industry will grow from expenditures of $59.8 billion in 1996 to approximately $178 billion by 2001, an average annual growth rate of approximately 24%. In addition, the Company believes that OEM's will have an increasing need to reduce product time to market and to manage more complex product designs, inventories and component procurements. The company believes these factors will offer opportunities for professional contract manufacturing.

Manufacturing Services

      Elamex offers one of the broadest portfolios of services in the contract manufacturing industry. Elamex's work for the consumer electronics, medical, telecommunications, avionics and automotive industries includes the assembly of board-level products on both rigid and flexible printed circuit boards, and subsystem and system level assembly. The Company's work for the electromechanical industry includes the manufacture of such electrical devices as smoke detectors, automatic timer switches and other devices that are not based on complex electronic circuitry. The Company is also engaged in repair and the refurbishment of telephones in a service category typically known as "repair depot." Elamex' work for the medical industry also includes assembling surgery sets and medical products packaging. Additionally, during 1998 the company increased its capabilities in plastic injection molding and metal stamping, new manufacturing areas it had entered in 1997.

      The Company's basic business is to provide contract manufacturing. However, there are various levels of service that Elamex can provide. The two primary levels of service are assembly-only and turnkey. Approximately 24% of Elamex's net sales in 1998 were derived from assembly-only projects, in which Elamex provides manufacturing services, while the customer retains responsibility for parts procurement and, in some cases, direct management of Elamex's employees. Turnkey projects, which accounted for 76% of Elamex' net sales during 1998, are those in which Elamex is responsible for manufacturing and delivering the completed product. All turnkey projects involve manufacturing and assembly services and materials procurement. In these projects, Elamex buys raw materials from U.S. and worldwide suppliers, and then performs the required assembly work using those raw materials. The majority of the finished products are returned to the United States and the import duty, if any, is paid only on the value added during assembly plus the value of foreign content. When finished products are delivered from the United States to other countries, the customer pays the import duty, if any imposed by such other country. Under The North America Free Trade Agreement ("NAFTA"), most products produced by Elamex are duty-free into the United States.

      As an independent contractor-manufacturing arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. The Company's manufacturing operations are structured to incorporate the complex design specifications of its customers' products and to respond rapidly to their design changes. Prior to commencing a manufacturing project, Elamex works closely with the OEMs to determine the manufacturing operations and the organization, selection and training of the work force, with particular emphasis on sophisticated training techniques. In establishing a "total manufacturing solution" to its OEM customers, the Company provides expertise in managing the work force available at its facilities, assists its customers with accounting and management functions, and handles customs, warehousing and other matters inherent in manufacturing in Mexico. In a further effort to create a "total manufacturing solution" relationship with its customers, the Company has improved communications and information reporting using electronic data interchange with its customers. Elamex maintains a microwave link across the border to El Paso, Texas, and as a result it can be reached through telephone numbers in the El Paso area code; this system also functions for electronic data interchange, fully integrating the Company into the U.S. telephone system.

      Approximately 49% of Elamex's net sales for 1998 were derived from the manufacture of electronic products. Over the last three decades, continuous advances have been made in the design of electronic components and in interconnection technologies. Prior to the 1980s, manufacturers developed the technique of PTH technology. In PTH assembly, electrical components such as integrated circuits are attached to printed circuit boards by means of pins or leads that are inserted into pre-drilled holes and soldered to the electrical circuits on the boards. As electronic devices required greater numbers of components with increasing functional density and more interconnections, manufacturers developed SMT. The SMT process eliminates the need for holes in the printed circuit board, permitting a higher number of leads than PTH and finer lead-to-lead spacings ("pitch"). This technology also allows components to be placed on both sides of a board. Both factors substantially reduce board size. SMT requires the use of more expensive automated assembly equipment and substantially more engineering expertise than PTH. Elamex has adopted SMT as the primary electronic assembly technique for a number of major products, including computer peripheral products, communications equipment, automotive sensors and audio mixing boards. The Company's capabilities include complex wire cable assemblies, plastic over-molded SMT printed circuit boards, and fiber optic cables and connectors.

      Elamex customizes its assembly lines for each customer by assigning a team to each project.

Elamex analyzes the customer's proposed production process, including the original process if applicable, and proposes improvements whenever possible. Assembly lines are customized to the customer's needs before manufacturing begins. Elamex and the customer jointly determine the size of an assembly line. The customer generally provides some of the equipment, particularly for specialized testing and other customer-specific work, while Elamex provides the assembly services and generic equipment. Some customers provide materials used in the production process, while others contract for turnkey projects involving procurement. Final manufacturing inspection may be performed at the customer's plant or by Elamex in "dock to stock" arrangements. Additionally, many products manufactured by Elamex are in the early stages of their product life cycle and, therefore, may require ongoing design or engineering changes. Responsiveness to customers, particularly with respect to engineering changes once manufacturing has commenced, is a crucial component of Elamex' manufacturing approach.

      The Company's business is materially dependent on its ability to manufacture products of uniformly high quality. The Company has established quality processes under International Standards Organization certification 9002 ("ISO 9002"), is compliant with Quality Standard 9000 ("QS 9000"), military specifications of the U.S. Department of Defense, and FDA Good Manufacturing Practices. Where appropriate, Elamex also works to achieve this objective using specialized "pick and place" automated equipment. To implement and maintain these quality goals, Elamex employs a large staff of professional engineers.

Customers and Markets

      The Company has attempted to balance its marketing efforts and manufacturing services between OEMs of industrial and professional products and those of consumer electronics products. Elamex customers are a diverse group of United States and multinational OEMs. Contracts with Elamex's five largest customers for 1998 accounted for approximately 48% of Elamex's committed contract revenues. Approximately 21%, 7% and 7% of the Company's net sales for 1998 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of consumer products, and a manufacturer of telecommunication equipment, respectively. Approximately 19%, 14% and 10% of the Company's net sales for 1997 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of telecommunication equipment, switchboards, and fiber-optic cable connections, and a manufacturer of consumer products, respectively. Approximately 18%, 16% and 14% of the Company's net sales in 1996 were derived from sales to a manufacturer of home appliance consumer products, a flexible and rigid circuit boards/component assembly customer, and a manufacturer of telecommunication equipment, respectively. Certain of the Company's contracts contain pricing mechanisms that are based on the Company's costs.

      Elamex, in conjunction with another company, are parties to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon, S.A. de C.V. ("Elamex de Torreon"), a company beneficially owned by certain of the Company's officers and directors, under contract to Elamex.

      The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been registered under ISO 9000 at all of the facilities where Elamex manages the labor force. Elamex also supports a variety of third party quality programs required for specific industries including FDA GMPs, UL, QS 9000 and BABT.

Sales and Marketing

      The Company has pursued the diversification of its market segments and customer base and sought relationships with leading OEMs in the markets it serves. The Company's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also advertises, participates in industry trade shows and conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico. In addition to the efforts of its sales force, Elamex may pursue the growth through selective acquisitions.

Competition

      The electronics assembly and the contract manufacturing industries are comprised of a large number of companies, several of which have achieved substantial market share. Several of Elamex' competitors have significantly higher sales, primarily those manufacturers of high volume computer components where sales volume can be high. Elamex also faces competition from current and prospective customers who evaluate Elamex' capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on the type of service or geographic area. Certain of Elamex' competitors, including SCI Systems, Inc. and Solectron Corporation have substantially greater resources than Elamex.

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

Effect of NAFTA

      The Company believes that NAFTA is having an overall positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on certain imports into the U.S. and Canada. These benefits enable Elamex to manufacture goods from imports into Mexico and to return the finished product to the U.S. and Canada, without paying significant duties. Moreover, the Company believes that NAFTA has the general effect of encouraging growth in industries for which Elamex provides manufacturing services, and will permit the Company's customers to increase their sales in the Mexican market.

Backlog

      Backlog consists of firm purchase orders, commitments and forecasts that are to be filled within the next 12 months. However, since orders and commitments may be rescheduled, increased or canceled, the Company does not consider backlog to be a meaningful indicator of future financial performance.

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

Raw Materials

      Raw materials consist of electronic commodities, including integrated circuits, transistors and other solid state elements, printed circuit boards and other circuit elements, as well as components for electromechanical and medical assembly, many of which are provided by customers. Virtually all raw materials supplied by Elamex are purchased in Asia and the U.S., with the larger part coming from the U.S. Elamex believes that it is not materially dependent on any one supplier or group of suppliers; it purchased slightly more than 4% of its supplies from its largest vendor in 1998. Certain vendors operate at full capacity from time to time and allocate their products among customers. Elamex believes that larger companies generally command larger allocations; however, because of its large-scale purchases of these products, Elamex also believes that it sometimes has greater bargaining power for particular products than its customers do even though Elamex may be smaller.

Employees

      Elamex had 5,431 employees at December 31, 1998, of which 306 were employees subcontracted from Elamex de Torreon. There are 25 active facilities currently used by Elamex in its manufacturing operations. 376 employees in 3 facilities are covered by collective bargaining agreements, all other employees of the Company at the remaining 22 facilities are not. Elamex believes that its labor relations are good in all of its facilities.

      Forty of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

Environmental Compliance

      The Company's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the "Ecological Law") and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the "Ministry of the Environment, Natural Resources and Fisheries"). Since September 1990, each such company has been required to file several semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls for air emissions, waste water discharge and the disposition of industrial waste. The Company is licensed to handle radioactive materials, which are presently used in the manufacture of smoke alarms, and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, the Company is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of hazardous wastes generated by the

Company that are derived from materials imported from the U.S., a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property.

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

YEAR ENDED DECEMBER 31,        HIGH(1)    LOW(1)     AVERAGE(2)   PERIOD END(1)
-----------------------        -------    ------     ----------   -------------
1990                           Ps$2.95    Ps$2.68     Ps$2.84        Ps$2.95
1991                              3.07       2.95        3.01           3.07
1992                              3.14       3.06        3.08           3.12
1993                              3.16       3.02        3.11           3.11
1994                              5.00       3.11        3.35           5.00
1995                              8.05       5.00        6.44           7.69
1996                              8.05       7.33        7.60           7.86
1997                              8.24       7.78        7.93           8.13
1998                             10.64       8.04        9.15           9.87
1999 (through February 20)       10.63       9.78       10.07           9.97

------------------
SOURCE: Ciemex-Wefa Group
(1) Monthly rates at market close.
(2) Average of monthly rates.

Item 2. Properties

      The Company's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities:

                  SQUARE
 LOCATION          FEET                           ACTIVITY                             LEASED/OWNED
 --------         ------                          --------                             ------------
Cd. Juarez        28,311    Industrial Bag, Packaging Material Manufacturing              Leased
Cd. Juarez        79,301    Electronic Equipment Assembly and Electronic Circuit Mfg.     Leased(1)
Cd. Juarez        90,848    Battery Chargers                                              Leased
Cd. Juarez        58,841    Medical Product Assembly                                      Owned(2)
Cd. Juarez        50,000    Medical Product Assembly                                      Owned
Cd. Juarez        43,034    Avionics Product Assembly                                     Owned
Cd. Juarez        64,784    Electromechanical Product Assembly                            Leased(1)
Cd. Juarez        54,754    Auto Part Assembly                                            Leased(2)
Cd. Juarez        67,038    Electronic Equipment Assembly                                 Owned
Cd. Juarez        40,263    Telephone Repair                                              Leased
Cd. Juarez        94,145    Plastic Injection Molding                                     Leased
Cd. Juarez        23,529    Electromechanical Product Assembly                            Leased
Chihuahua         47,835    Smoke Alarm Assembly                                          Owned(2)
Chihuahua         29,033    Customized Rubber Parts Manufacturing                         Leased
Delicias          54,507    Electronic Circuit Manufacturing                              Leased
Nuevo Laredo      60,658    Telephone Repair and Auto Part Assembly                       Owned
Nuevo Laredo      43,900    Telephone Repair                                              Leased(1)
Torreon           55,845    Assembly of Shotgun Parts                                     Owned
Tijuana           55,647    Electromechanical Product Assembly                            Leased
Tijuana           13,778    Electromechanical Product Assembly                            Leased
Monterrey         22,099    Electromechanical Product Assembly                            Leased
Monterrey         22,099    Electromechanical Product Assembly                            Leased
Monterrey         33,148    Electromechanical Product Assembly                            Leased
Monterrey         82,500    Air Conditioning Compressor Assembly                          Leased
Saltillo           1,399    Electromechanical Product Assembly                            Leased
Praxedis          11,513    Electromechanical Product Assembly                            Leased
               ---------
   Total       1,228,809
               =========

------------------
(1) Leased from a company controlled by Federico Barrio, a Director of the Company.
(2)   Facility currently being leased to a third party.

Item 3. Legal Proceedings

      The Company is not a party to any claim, actions and complaints, the ultimate disposition of which, in the opinion of management, will have a material adverse effect on the business or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      On April 24, 1998 the stockholders of Elamex, S.A. de C.V. at a general ordinary annual stockholders meeting approved: (i) the business report on Elamex, S.A. de C.V. for 1997 fiscal year; (ii) the presentation of audited financial statements as of December 31, 1997 and the report by the statutory auditor; (iii) the proposal for application of Net Income; (iv) the election of Board of Directors, Secretary and Statutory Auditor; and (v) the ratification of the appointment of KPMG LLP as independent auditors of Elamex, S.A. de C.V. for the fiscal year ending December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Class I Common Stock, no par value ("Common Stock") has been traded on The NASDAQ National Market under symbol ELAMF since March 20, 1996. The following table sets forth, for the period stated the high and low closing sales prices for the Common Stock as reported on the NASDAQ National Market Systems.

                                          CLOSING      SALES PRICE
                                          -------      -----------
PERIOD                                      HIGH           LOW
March 20, 1996 - March 31, 1996             9 1/8         8 7/8
April 1, 1996 - June 30, 1996              10 3/8         8 7/8
July 1, 1996 - September 30, 1996           9 7/8         8
October 1, 1996 - December 31, 1996        10 1/2         8 7/8

January 1, 1997 - March 31, 1997           11 3/4         9
April 1, 1997 - June 30, 1997               9 3/4         7 1/2
July 1, 1997 - September 30, 1997          12 1/4         9 1/2
October 1, 1997 - December 31, 1997        11 3/8         7 1/2

January 1, 1998 - March 31, 1998            7 7/8         6 7/16
April 1, 1998 - June 30, 1998               7 3/8         5 3/4
July 1, 1998 - September 30, 1998           6 7/8         5 1/4
October 1, 1998 - December 31, 1998         5 3/8         3 1/2

      The Company currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of the Company's existing bank credit lines impose limitations on the amount of dividends that Elamex may pay. Specifically, one limits the amount of dividends that may be declared, without the consent of the lender, to the prior year's net profits. Another credit agreement permits payment of dividends only if the Company has complied with all of its covenants and other obligations under such credit agreement. As of March 09, 1999, there were approximately 897 beneficial holders of the Company's Common Stock.

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

Taxation of Dividends

United States Federal Income Taxes

      Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by the Company with respect to Common Stock out of current or accumulated earnings and profits ("E&P") to a U.S. holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder has held the Common Stock for more than one year.

      Dividends generally will constitute foreign source "passive income" or, in the case of certain United States holders, "financial services income" for U.S. foreign tax credits purposes.

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

Mexican Income Taxes

      Mexican income tax law requires that Mexican corporations must pay income tax on taxable income for each fiscal year. Mexican corporations must maintain an account called the Cuenta de Utilidad Fiscal Neta or "previously taxed net earnings account" ("CUFIN", from the Spanish initials). In its CUFIN the Mexican Corporation records the balance of the taxed profits from previous years, on which income tax has already been paid plus dividends received from Mexican corporations. The CUFIN account balance is subject to restatement for inflation.

      Whenever a Mexican Corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican Corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by the Company to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican Corporation must pay income tax of 34% and 35% of 1.515 and 1.5385 times the amount in 1998 and 1999, respectively, which exceeds such balance.

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

Item 6. Selected Financial Data

      Although the Company is a Mexican company located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company prepares consolidated financial statements in U.S. dollars in conformity with U.S. GAAP and also maintains certain financial and tax information in conformity with Mexican GAAP. Except as otherwise stated herein, all monetary amounts in this report have been presented in U.S. dollars.

      The following table sets forth selected consolidated financial data of the Company as of and for each of the years ended December 31, 1994, 1995, 1996, 1997, and 1998. Each of the Company's fiscal quarters is comprised of 13 weeks and ends on a Sunday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Form 10-K.

      The selected consolidated financial data presented below under the captions "Income Statement Data" for each of the years in the five-year period ended December 31, 1998 and "Balance Sheet Data" as of December 31, 1994, 1995, 1996, 1997 and 1998, set forth below, have been derived from consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998, and 1997, and for each of the years in the three-year period ended December 31, 1998, and the report thereon, are included elsewhere in this Form 10-K.

      These historical results are not necessarily indicative of the results to be expected in the future.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                  1994        1995        1996       1997       1998
                                                  ----        ----        ----       ----       ----
                                                       (In thousands, except per share amounts)
INCOME STATEMENT DATA:
Net sales ...................................   $ 84,816    $ 97,544    $118,919   $131,772   $128,890
Gross profit ................................     10,210      14,972      18,683     17,683     14,634
Operating income ............................      2,748       8,788      10,366      8,956      3,630
Other income (expense) ......................       (460)       (852)        136      1,326      2,531
Income tax provision ........................        743       1,727       2,575      2,898      2,082
Net income ..................................   $  1,545    $  6,209    $  7,927   $  7,383   $  4,313
Basic and diluted net income per share(1) ...   $   0.23    $   1.20    $   1.15   $   1.00   $   0.59
EBITDA (2) ..................................      4,703      11,206      13,315     13,965      9,634
BALANCE SHEET DATA:
Current assets ..............................   $ 23,360    $ 30,586    $ 38,955   $ 45,399   $ 46,398
Property, plant and equipment, net ..........     22,684      24,023      28,611     28,503     34,739
Total assets ................................     46,783      55,110      67,976     74,645     81,669
Short-debt and current maturities of long-
term debt ...................................      2,830       5,257         564        496        464
Long-term debt excluding current maturities..     16,176      15,212         923        654         --
Total stockholders' equity ..................   $ 14,495    $ 23,196    $ 49,864   $ 57,032   $ 59,092

(1) 1998, 1997 and 1996 net income per share of Common Stock was calculated by dividing net income by the weighted average number of shares of common stock outstanding which was approximately 7.3 million, 7.4 million and 6.9 million shares, respectively. 1995 and previous years' net income per share of Common Stock was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities.
(2)   EBITDA as defined under "Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

General

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The Company was acquired by Accel, S.A. de C.V. and certain other investors in May 1990, and is controlled by Accel, S.A. de C.V.; however, the internal organizational structure changed. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the "Effective Date"), of Elamex Internacional with and into Elamex, S.A. de C.V.

      Although the Company is a Mexican Corporation located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. The Company maintains certain financial information in accordance with Mexican GAAP, but prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP.

Exchange Rates and Inflation

      In the following cases the Company's results of operations are generally affected by changes in the exchange rate between Pesos and U.S. dollars. In the case of an appreciation in value of the U.S. dollar against the Peso, the Company generally experiences a benefit because its revenues are denominated in U.S. dollars and certain of its costs and expenses are denominated in Pesos. This benefit will be reduced by relative inflation in the Peso versus the U.S. dollar, by inflation within Mexico, and by competitive pressures from the Company's customers. In the case of a depreciation of the U.S. dollar against the Peso, the Company generally experiences a detriment mirroring the situation as to appreciation of the dollar, and this detriment will similarly be reduced by relative inflation in the U.S. dollar against the Peso and increased pricing by the Company.

      On October 26, 1996, the Mexican government signed a pact with labor and business representatives called the Alliance for Economic Growth (the "Alliance"). The Alliance defines a macroeconomic policy designed to support Mexico's economic recovery and promote future growth. By its provisions, the minimum wage rate was to increase by 17% effective December 1996. Also, over the 12 months following the execution of the Alliance, utility charges were to increase an average of approximately 20%. Under the Alliance the Mexican government has attempted to boost the economy by providing tax incentives for new business investments, while utilizing wage and price controls to contain inflation. As part of the Alliance the Mexican government has committed to maintaining a free flotation system for the Peso in the international currency markets. The Alliance also calls for development of social and rural programs.

Certain Accounting Policies

      Direct manufacturing contract costs related to initial manufacturing layout and setups for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment are capitalized and are amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the years ended December 31, 1998 and 1997. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, the Company also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Statutory Employee Profit Sharing

      All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of Elamex's employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses and certain other adjustments for USGAAP purposes do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

      Statutory employee profit sharing was $80,140, $38,410, and $159,731 for the years ended December 31, 1998, 1997, and 1996, respectively.

Results of Operations

General

      The following table sets forth, for the periods indicated, income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein. The financial information and the discussion below should be read in conjunction with the Consolidated Financials Statements and Notes thereto.

                                                  PERCENTAGE OF NET SALES
                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                  1996      1997       1998
                                                  ----      ----       ----

                                                   %         %          %
Net sales                                        100.0     100.0      100.0
Cost of sales                                     84.3      86.6       88.6
Gross profit                                      15.7      13.4       11.4
Selling, general and administrative                7.0       6.6        6.9
expenses
Research & development                             0.0       0.0        1.6
Operating income                                   8.7       6.8        2.8
Other income                                       0.1       1.0        2.0
Income before taxes                                8.8       7.8        4.8
Income tax provision                               2.2       2.2        1.6
Minority interest                                   --        --       -0.2
Net income                                         6.7       5.6        3.3

1998 Compared to 1997

Net Sales

      Net sales decreased 2.2% to $128.9 million in 1998 from $131.8 million in 1997. The decrease is primarily due to the completion of projects and to fluctuations in demand from certain other customers, but was partially offset by sales to new customers.

Gross Profit

      Gross profit decreased by $3.0 million, or 17.2%, to $14.6 million in 1998 compared to $17.7 million for the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 11.4% in 1998 from 13.4% in 1997, basically due to start up expenses associated with the addition of new customers during the second half of the year. In addition, the Company's sales mix changed to include a greater percentage of projects with higher levels of material content.

Selling, General and Administrative Expenses

      Selling, General and Administrative Expenses increased 2.3% to $8.9 million, or 6.9% of net sales, for the year ended December 31, 1998, as compared to $8.7 million, or 6.6% of net sales, for the year ended December 31, 1997. The increase is primarily caused by the addition of a new sales force in Mexico as well as in United States. This increase was slightly offset by a decrease in administrative expenses, mainly due to reduction in legal fees as a result of the utilization of internal counsel and the absence of projects requiring outside counsel.

      Of the Company's aggregate cost of sales and selling, general and administrative expenses in 1998, approximately 28.0% were incurred in Pesos, compared to approximately 28.1% in 1997.

Research and Development Expenses

      Research and Development Expenses (R&D) represents in absolute dollars and as a percentage of net sales, $2.1 million and 1.6%, respectively. They are directly attributed to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. During the month of August 1998, Optimag completed the first of three prototypes of the equipment and has sold two units since that time. Three beta units are currently in the field, two production units have completed testing, and one is undergoing testing. The Company has committed to make additional investment in

Optimag of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives.

Operating Income

      Operating income decreased by 59.5% to $3.6 million, or 2.8% of net sales, during the year ended December 31, 1998 from $9.0 million, or 6.8% of net sales, during the year ended December 31, 1997, as a result of the above factors. The decrease in operating income is due to the decrease in net sales and gross profit as explained above and the $2.1 million incurred in research and development during the current fiscal year.

Other Income

      Interest and other income increased to $2.5 million, or 2.0% of net sales, for the year ended December 31, 1998, from $1.3 million or 1.0% of net sales, for the year ended December 31, 1997. This increase is primarily due to the interest earned on surplus cash and investments. Also, in 1998, the Company recognized a gain of $774,505, on the sale of its plastics molding and stamped metal operations to the joint venture with General Electric.

1997 Compared to 1996

Net Sales

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

Operating Income

      Operating income decreased by 13.6% to $9.0 million, or 6.8% of net sales, during the year ended December 31, 1997 from $10.4 million, or 8.7% of net sales, during the year ended December 31, 1996. The most significant factor affecting operating income was inflationary pressure without peso depreciation as described under "Gross Profit" and "Selling, General and Administrative

Expenses" above.

Other Income

      Interest and other income increased to $1.3 million, or 1.0% of net sales, for the year ended December 31, 1997, from $0.1 million or 0.1% of net sales, for the year ended December 31, 1996. This increase resulted principally from the interest gained due to excess of cash flows, decrease of expense from debt, and a gain of $0.5 million from the sale of a building.

Income Tax and Assets Tax

      Under Mexican tax law as presently in effect, Mexican companies must pay the greater of income or asset tax. The corporate income tax rate is 34% for 1998. For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses, updated to recognize the effects of inflation, may be carried forward ten years succeeding the year of the loss.

      Effective January 1, 1999, a new tax rate was enacted whereby the corporate tax rate is 32% and 30% on taxable earnings and 3% and 5% on all dividends for the years ended December 31, 1999 and 2000, respectively. While the statutory rate is 35%, the Company's effective tax rate in the future can be expected to vary from 35% because of the effects of the inflation and appreciation or devaluation, of the Mexican Peso, on the Mexican Peso amounts for Mexican tax purposes. These items are not reflected in the Company's results of operations for US GAAP purposes.

      Previously paid assets tax, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year for ten years following the payment of the tax. In addition, the Mexican Company that incurred the losses can utilize tax net operating loss carry forwards. The amounts of the Company's asset tax and net operating loss carry forwards at December 31, 1998 and 1997 are set forth in Note 7 to the Consolidated Financial Statements.

      The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base of certain liabilities. The asset tax operates like an alternative minimum tax in the U.S.

      The Company's effective tax rate was 24.5% in 1996, 28.2% in 1997 and 33.8% in 1998.

      The effective tax rate increased from 28.2% at December 31, 1997 to 33.8% at December 31, 1998 due to Optimag (R&D) expenses which are non deductible for Mexican tax purposes. The effective tax rate increased from 24.5% at December 31, 1996 to 28.2% at December 31, 1997 due to the fact that the exchange rate (taxable income for purposes of Mexican tax) increased at a greater rate than inflation (deductible for purposes of Mexican tax) in 1997 versus 1996. This increase would have been even greater but during 1996 a valuation allowance on deferred tax assets was established which was partially reduced during 1997.

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

Liquidity and Capital Resources

      The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) increased for the year. At December 31, 1998, the Company had working capital of $29.4 million compared to $24.6 million at December 31, 1997. This increase was primarily due to a $6,218,141 loan made to a related party. Refer to note 11 to the Consolidated Financial Statements for further information. Also, the Company experienced slight increases in inventories and accounts receivable, which partially offsets corresponding increases in accounts payable.

      For the year ended December 31, 1998, the company had net cash provided by operating activities of $6.5 million, which consists of net income of $4.3 million plus depreciation and amortization of $4.3 million, deferred income taxes of $0.1 million, increase in accounts payable of $4.5 million, partially offset by an increase of accounts receivable, inventories and refundable income tax and prepaid expenses of $3.8 million, and decrease in accrued and other liabilities of $1.5 million.

      In 1998 EBITDA was $9.6 or 7.5% of net sales, and capital expenditures were $10.7 million. EBITDA in 1998 decreased 31.0% over 1997. In 1997 EBITDA was $13.9 million. EBITDA is defined by the Company as operating income before interest, income taxes, depreciation and amortization. EBITDA is presented in this discussion of liquidity and capital resource because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of the Company's profitability or liquidity. In addition, this measure of EBITDA might not be comparable to measures as defined and reported by other companies.

      During 1998 and 1997, the Company had repurchased 515,400 and 18,500 Elamex shares, respectively, under its stock repurchase program at a cost of $2,303,132 and $215,000, respectively.

The Company had the following lines of credit and outstanding borrowings at December 31, 1998:

                                                                 Amount      Interest
Lender of Class of Securities              Type               Outstanding      Rate         Maturity Date
-----------------------------              ----               -----------      ----         -------------
Comerica Bank                  $10 million Line of Credit                --    8.25%    May 1, 1999
Bank of America                $10 million Line of Credit                --    8.06%    December 15, 1999
Citibank, S.A.                 $2 million Line of Credit                 --     N/A     Processing Renewal
Norwest Bank El Paso           $5 million Line of Credit                 --    7.75%    December 6, 2001
Banco Bilbao Vizcaya           $5 million Line of Credit                 --     N/A     March 31, 1999
GE Financial                   Capital Lease                        463,800    7.92%    December 15, 1999
                                                            ---------------
       Total                                                       $463,800
                                                            ===============

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

      The Company entered into a capital lease transaction to lease machinery and equipment with an original cost of approximately $1.4 million and the related accumulated depreciation of $411,000 at December 31, 1998. The future minimum rental payments under this equipment lease and other capital leases are $490,663. See
Note 6 to the Consolidated Financial Statements for further information regarding operating lease commitments.

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

      On July 14, 1998, the Company formed a Joint Venture (JV) with General Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 51% interest in the JV. GE paid approximately $3,500,000 to the Company in exchange for a 49% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 per share subject to anti-dilution provisions. GE also receives the right to select a representative on the Company's Board. The warrant was valued at $50,000. The JV began with a $10,000,000 commitment of business from GE expected to increase over the next year. The Company recognized a gain on the sale of its interest of the plastics molding and stamped metal operations of $774,505, which is included in other income. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

      In January 1998, the Company signed a Preferred Stock Purchase Agreement to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. Preferred Stock purchases are based on Optimag meeting certain performance targets. The Company has consolidated the operations of this investment. As of December 31, 1998 approximately $2.1 million has been expensed. As of December 31, 1998, the Company has purchased 2,525,000 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1.

Year 2000 Issue

The Company's state of readiness:

      The Company has formed a Year 2000 task force, consisting of team members from various departments. The Company's Year 2000 task force is proceeding on schedule to identify and address those software programs and embedded chips that for IT and non-IT systems may interpret "00" as the year 1900 instead of the year 2000. The task force is responsible for all Company locations throughout Mexico as well as reviewing relationships with entities external to the organization both in Mexico and the United States. An inventory of all systems that are expected to be affected by the Year 2000 issue has been completed. The task force completed most of its testing during the fourth quarter of 1998, has developed solutions to the problems it has identified, and will continue to test if and when there is a major change of equipment or operating system. A contingency plan will then be developed when a reasonable assessment of a worst case scenario can be determined.

      The task force is concentrating on three areas critical to the viability of the Company: manufacturing and industrial facilities, information technology infrastructure, and third-party suppliers and customers (supply chain management).

Manufacturing and Industrial Facilities

      The Company believes that its industrial facilities are not Year 2000 sensitive. With regards to manufacturing equipment, the Company has identified the equipment Elamex believes will be affected by the Year 2000 issue. The Company is currently updating programs with Year 2000 compliant software and testing such programs for compliance. The testing phase is near completion.

Information Technology Infrastructure

      A majority of the Company's software programs that support day-to-day operations are commercial products. There is little reliance on internally developed programs. As a result, most Year 2000 issues have been or will be addressed by integrating vendor upgrades that will ensure that these software programs are Year 2000 compliant. Upgrades are expected to be completed by the first quarter of 1999.

      Three of the most important software systems that Elamex uses are the JD Edwards Enterprise Resource Planning ("ERP") software, Payroll and Human Resources, and Customs. In the third Quarter of 1998, the Company completed the installation of the Y2K compliant ERP software on which a majority of the Company's operations are performed.

      During the fourth quarter of 1998, the Company successfully tested the ERP software and Customs software for importing and exporting purposes. The year 2000 version of the Payroll system has also been tested and is ready for upgrade in late March 1999.

      The Company's contingency plan for unexpected problems with software applications consists of contracting services in advance from a programming firm for four (4) weeks that would cover part of January and part of February of 2000. The objective is to have available programming resources to fix unidentified problems. In fulfillment of the contingency plan, Elamex has already identified firms that the Company believes will meet its needs and is negotiating an arrangement with one of them.

      A majority of the Company's systems hardware has been certified as Year 2000 compliant by its vendors. During the fourth quarter of 1998 the Company tested the complete network infrastructure. The results of the test helped to identify certain problems with some personal computers used in non-critical processes. The task force identified potential problems with two PBX systems late in 1998. Further testing has shown that the equipment will not present a problem during year 2000.

Supply Chain Management

      Supply chain management includes the process of identifying those suppliers and customers that are most critical to support the operations of the Company. In some instances Elamex uses raw materials from vendors who have been approved by Elamex's customers. The task force has identified critical vendors and has requested from them in writing their plans and progress in addressing the Year 2000 issue, in the form of a survey. Approximately 42% of the Company's critical vendors have satisfactorily responded to the survey. The Company's contingency plant consists of the Company working with its customers to follow up with those vendors who have failed to respond or who have not responded in a satisfactory manner, and to identify alternate vendors that will be Year 2000 compliant. In addition, the contingency plan includes using alternate vendors as the need arises during the second and third Quarter of 1999.

Cost of Addressing the Year 2000 Issues:

      The Company has invested approximately $2.9 million in the implementation of a new ERP software. Because the software was purchased to enhance the performance of key areas of the Company as well as the information provided for managerial decisions and customer satisfaction, costs associated with the implementation have been capitalized. The Company has included approximately $0.4 million in its 1999 budget to address the Year 2000 issue.

Risks Associated with the Company's Year 2000 Issues:

      Failure to properly address the Year 2000 issue can result in an interruption of, or a failure in, the normal business activities of the Company. Because of the uncertainty inherent in the Year 2000 issue and the unfinished efforts of the task force to identify those critical customers and suppliers that are not or will not be Year 2000 compliant, the Company is unable, at this time, to determine the impact any Year 2000 failures will have on the Company's results of operations, liquidity or financial condition. Nonetheless, the Company believes that it is taking the necessary steps to reduce its risk of possible interruptions or failures that could adversely impact the viability of the Company.

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

New Accounting Principles

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the Company's current operations and policies, the adoption of SFAS 133 is not expected to have an impact on the financial statements of the Company.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements with fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on its financial statements.

      In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.

Forward Looking Comments

      This Form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the company's future growth and profitability, the ability of the Company to continue to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

      There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, and the loss of one or more major customers could have a material adverse effect on the Company's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Elamex's functional currency is in the U.S. dollar and is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. The Company has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

Item 8. Financial Statements and Supplementary Data

                          Independent Auditors' Report

The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Elamex, S. A. de C.V. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP

El Paso, Texas
March 1, 1999

                     ELAMEX, S. A. DE C.V. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                (In U.S. Dollars)

                                                           December 31,
                                                   ----------------------------
                         Assets                        1998           1997
                                                       ----           ----
Current assets:
  Cash and cash equivalents                        $  5,697,035      13,597,581
  Receivables (note 5):
    Trade accounts, less allowance for
      doubtful accounts of $414,289 in
      1998 and $450,480 in 1997                      15,578,310      14,343,265
    Other receivables, net                            2,146,325       1,872,747
    Related party note receivable (note 11)           6,218,141              --
                                                   ------------    ------------

      Total receivables                              23,942,776      16,216,012
                                                   ------------    ------------

  Investment security                                        --       2,080,000
  Inventories, net (note 3)                          14,331,006      12,696,705
  Refundable income taxes                             1,590,554         389,258
  Prepaid expenses                                      836,854         419,851
                                                   ------------    ------------

        Total current assets                         46,398,225      45,399,407

Property, plant and equipment, net
  (notes 4 and 5)                                    34,739,087      28,503,121
Other assets, net                                       531,292         742,644
                                                   ------------    ------------

                                                   $ 81,668,604      74,645,172
                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $  8,875,526       4,337,223
  Accrued expenses                                    3,016,967       3,854,638
  Current obligations of capital leases (note 6)        463,800         496,190
  Taxes payable                                         614,476       1,306,126
  Deferred income taxes (note 7)                      6,144,184       6,285,338
  Due to related parties (note 11)                        9,053          45,480
                                                   ------------    ------------

        Total current liabilities                    19,124,006      16,324,995

Capital lease obligations, excluding current
  obligations (note 6)                                       --         654,462
Other liabilities                                       347,032         258,988
Deferred income taxes (note 7)                          664,309         375,047
                                                   ------------    ------------

          Total liabilities                          20,135,347      17,613,492
                                                   ------------    ------------

Minority Interest                                     2,441,365              --
                                                   ------------    ------------

Stockholders' equity (note 8):
  Preferred stock, authorized 50,000,000
    shares, none issued or outstanding                       --              --
  Common stock, authorized 22,400,000 shares,
    7,400,000 issued and, 6,866,100 and
    7,381,500 shares outstanding at December
    31, 1998 and 1997, respectively                  35,060,468      35,010,468
  Retained earnings                                  26,549,556      22,236,212
  Treasury stock, 533,900 and 18,500
    shares at cost at December 31, 1998
    and 1997, respectively                           (2,518,132)       (215,000)
                                                   ------------    ------------

        Total stockholders' equity                   59,091,892      57,031,680
                                                   ------------    ------------

Commitments and contingencies (notes 6, 8 and 12)            --              --

                                                   $ 81,668,604      74,645,172
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     ELAMEX, S. A. DE C.V. AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                                 (In U. S. Dollars)

                                                             Years ended December 31,
                                                 -----------------------------------------------
                                                     1998             1997             1996
                                                     ----             ----             ----
Net sales                                        $ 128,890,407      131,771,731      118,918,913
Cost of sales                                      114,256,837      114,088,518      100,236,384
                                                 -------------    -------------    -------------

     Gross profit                                   14,633,570       17,683,213       18,682,529
                                                 -------------    -------------    -------------

Operating expenses:
   General and administrative                        7,208,912        7,977,783        7,630,870
   Selling                                           1,721,387          749,739          685,544
   Research and Development                          2,072,983               --               --
                                                 -------------    -------------    -------------

     Total operating expenses                       11,003,282        8,727,522        8,316,414
                                                 -------------    -------------    -------------

     Operating income                                3,630,288        8,955,691       10,366,115
                                                 -------------    -------------    -------------

Other income (expense):
   Interest income                                     973,618          680,673          255,362
   Interest expense                                   (154,108)        (223,207)        (944,003)
   Other, net                                        1,711,524          868,051          825,076
                                                 -------------    -------------    -------------

     Total other income (expense)                    2,531,034        1,325,517          136,435
                                                 -------------    -------------    -------------

     Income before income taxes and
        minority interest                            6,161,322       10,281,208       10,502,550

   Income tax provision (note 7)                     2,082,108        2,898,337        2,575,079
                                                 -------------    -------------    -------------

   Income before minority interest                   4,079,214        7,382,871        7,927,471

   Minority interest                                   234,130               --               --
                                                 -------------    -------------    -------------

     Net income                                  $   4,313,344        7,382,871        7,927,471
                                                 =============    =============    =============

Basic and diluted net income per common share$            0.59             1.00             1.15

Weighted average shares outstanding                  7,310,148        7,395,532        6,880,548

See accompanying notes to consolidated financial statements.

                     ELAMEX, S. A. DE C.V. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                               (In U. S. Dollars)

                                            Common Stock                                          Total
                       Preferred      Shares                      Retained       Treasury     Stockholders'
                         Stock      Outstanding       Amount      Earnings        Stock          Equity
                      -----------   -----------    -----------   -----------   -----------    -------------
Balances at
   December 31,
   1995                        --     5,000,000    $16,270,459     6,925,870            --     23,196,329

Net income                     --            --             --     7,927,471            --      7,927,471

Proceeds from
   sale of common
   Stock, net                  --     2,400,000     18,740,009            --            --     18,740,009
                      -----------   -----------    -----------   -----------   -----------    -----------

Balances at
   December 31,
   1996                        --     7,400,000     35,010,468    14,853,341            --     49,863,809

Net income                     --            --             --     7,382,871            --      7,382,871

Purchase of
   common stock                --       (18,500)            --            --      (215,000)      (215,000)
                      -----------   -----------    -----------   -----------   -----------    -----------

Balances at
   December 31,
   1997                        --     7,381,500     35,010,468    22,236,212      (215,000)    57,031,680

Net income                                   --             --     4,313,344            --      4,313,344

Issuance of warrant
   (note 2)                    --            --         50,000            --            --         50,000

Purchase of
   common stock                --      (515,400)            --            --    (2,303,132)    (2,303,132)
                      -----------   -----------    -----------   -----------   -----------    -----------

Balances at
   December 31,
   1998                        --     6,866,100    $35,060,468    26,549,556    (2,518,132)    59,091,892
                      ===========   ===========    ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                     ELAMEX, S. A. DE C.V. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                               (In U. S. Dollars)

                                                                                 Years ended December 31,
                                                                       --------------------------------------------
                                                                           1998            1997            1996
                                                                           ----            ----            ----
Cash flows provided by operating activities:
    Net income                                                         $  4,313,344       7,382,871       7,927,471
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                 4,291,517       4,141,694       2,948,887
            Allowance for doubtful trade accounts receivable                (36,191)        (74,549)        376,400
            Gain on sale of minority interest in plastics division         (774,505)             --              --
            Minority interest in loss of consolidated subsidiaries         (234,130)             --              --
            Allowance for excess and obsolete inventory                    (639,541)       (180,178)        426,358
            Deferred income taxes, net                                      148,108       2,800,203       2,495,775
            (Gain) loss on disposal of property, plant and equipment        181,183        (330,711)             --
            Change in assets and liabilities:
                Trade accounts receivable                                (1,198,854)       (323,768)        539,370
                Other receivables                                          (273,578)        174,272      (1,215,279)
                Inventories                                                (994,760)      3,683,622      (5,268,325)
                Refundable income taxes and prepaid expenses             (1,618,299)       (316,176)        193,833
                Other assets                                                211,352        (332,184)       (224,071)
                Accounts payable                                          4,538,303      (4,549,390)      1,751,670
                Accrued expenses, related parties, and
                     taxes payable                                       (1,494,877)      1,540,687         901,562
                Other liabilities                                            88,044          46,585          30,439
                                                                       ------------    ------------    ------------

                   Net cash provided by operating activities              6,507,116      13,662,978      10,884,090
                                                                       ------------    ------------    ------------

Cash flows used by investing activities:
    Proceeds from (purchase) of investment security                       2,080,000      (2,080,000)             --
    Purchase of property, plant and equipment                           (10,708,666)     (3,897,517)     (7,221,541)
    Purchase of plastics operating assets                                        --      (3,868,903)             --
    Proceeds from disposal of property, plant and equipment                      --       4,063,035              --
    Proceeds from sale of minority interest in
      plastics division, net of related expenses                          3,379,129              --              --
    Advances to related party                                            (6,218,141)             --              --
                                                                       ------------    ------------    ------------

                   Net cash used by investing activities                (11,467,678)     (5,783,385)     (7,221,541)
                                                                       ------------    ------------    ------------

Cash flows provided (used) by financing activities:
    Net decrease in notes payable                                                --              --      (2,000,000)
    Repayment of long-term debt                                                  --              --     (17,722,233)
    Principal repayments of capital lease obligations                      (686,852)       (620,158)       (565,555)
    Proceeds from financing of equipment through capital
        leases                                                                   --         283,321       1,306,427
    Purchase of treasury stock                                           (2,303,132)       (215,000)             --
    Proceeds from sale of stock, net                                             --              --      18,740,009
    Issuance of warrant                                                      50,000              --              --
                                                                       ------------    ------------    ------------

                   Net cash used by financing activities                 (2,939,984)       (551,837)       (241,352)
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (7,900,546)      7,327,756       3,421,197

Cash and cash equivalents, beginning of year                             13,597,581       6,269,825       2,848,628
                                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                                 $  5,697,035      13,597,581       6,269,825
                                                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(1)   Organization and Basis of Presentation

      Company Background

      Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are Mexican companies, incorporated under the laws of Mexico. Elamex provides contract assembly services and turnkey manufacturing services to customers primarily located in the United States and Canada. The Company manufactures products mainly for companies in the electronics industry as well as in the electromechanical, avionics, and medical industries. The Company views itself as a single reportable segment. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Chihuahua, Nuevo Laredo, Saltillo, Monterrey, Tijuana, and Delicias, Mexico. Although the organizational structure of Elamex changed during 1995, the business has operated under the control of substantially the same investor group since May 1990.

      During 1998, the Company purchased 2,525,000 shares ($1 per share) of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. At December 31, 1998, preferred stock is convertible into 51% of outstanding common stock. A majority of the Board members of Optimag are Elamex directors. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company consolidated operations of this investment.

      The Company is a subsidiary of Accel, S.A. de C.V. ("Accel") which owns approximately 51% of the Company's issued and outstanding common shares at December 31, 1998. As presented in these financial statements, the Company was formed effective October 1, 1995 (the "Effective Date") by means of a merger transaction between the predecessor to Elamex and its parent holding company, Elamex Internacional, S.A. de C.V. ("Internacional"). The merger was accounted for in a manner similar to a pooling of interests due to common control of the merged entities. As part of the merger transaction, the stock of Elamex, S.A. de C.V. was canceled and replaced by shares issued to Internacional's stockholders proportionate to their ownership interest. Internacional's stock was subsequently canceled.

      Basis of Presentation

      These financial statements and accompanying notes are prepared in U.S.
         dollars, the functional and reporting currency of Elamex.

      These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S.). All material intercompany balances and transactions have been eliminated in consolidation.

      Management Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(2)   Summary of Significant Accounting Policies

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican pesos, of approximately $94,000 and $357,000, at December 31, 1998 and 1997, respectively, and deposits denominated in U.S. dollars of approximately $880,000 and $595,000 at December 31, 1998 and 1997, respectively, in U.S. banks. The Company had approximately $4,723,000 and $12,645,000 of short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks and offshore branches of Mexican banks at December 31, 1998 and 1997, respectively.

      Foreign Currency Translation

      The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and translation of balance sheet amounts are reflected in net income. Included in "other, net" on the accompanying consolidated statements of earnings are foreign exchange gains (losses) of $(168,149), $(55,517), and $437,845 for the years ended December 31, 1998, 1997, and 1996, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are translated at the rates in effect at the time the relevant transaction was recorded and all other assets and liabilities are translated at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are translated at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in pesos are summarized as follows in U.S. dollars at the translation rate published in the Diario Oficial de la Federacion (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period-end:

                                                         1998           1997
                                                     -----------    -----------

            Cash and cash equivalents                $   177,459        356,848
            Other receivables                            878,101        690,906
            Prepaid expenses                           1,851,550        248,609
            Other assets, net                            212,967         80,249
            Accounts payable                            (355,023)      (376,168)
            Accrued expenses and other liabilities    (1,190,945)    (2,547,084)
                                                     -----------    -----------

            Net foreign currency position            $ 1,574,109     (1,546,640)
                                                     ===========    ===========

      In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109) (note 7). The recorded amount of $6,808,493 represents the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax basis.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(2)   Summary of Significant Accounting Policies, Continued

      Foreign Exchange Instruments

      Effective January 1995, the Company adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The Company had no open hedge contracts at December 31, 1998 or 1997.

      Investment Security

      The investment security at December 31, 1997 consisted of a Mexican bond denominated in U.S. dollars issued by a Mexican bank maturing March 4, 2004. During 1998, the Company disposed of its investment security. The Company classified this investment as available for sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this security was recorded at fair value.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead. Overhead content in ending inventory at December 31, 1998 and 1997 was approximately $762,000 and $500,000, respectively. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory and for differences between inventory cost and its net realizable value.

      Research and Development Costs

      Research and development is conducted through Optimag. Research and development costs are charged to expense as incurred and were $2,072,983 during 1998. No research and development costs were incurred during 1997 or 1996.

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

      Basic and Diluted Net Income per Share

      Basic and diluted net income per share of common stock was calculated by dividing net income by the weighted average number of common shares outstanding for the year. There are no potentially dilutive common shares.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(2)   Summary of Significant Accounting Policies, Continued

      Income Taxes

      The Company accounts for income taxes under the asset and liability method, as required by SFAS 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Provision for taxes are made based upon the applicable tax laws of Mexico or the United States. In conformity with SFAS 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican purposes or exchange rate changes.

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

      Financial Instruments

      The carrying amounts of financial instruments, including cash and cash equivalents, receivables, investment available for sale, accounts payable, accrued expenses, notes receivable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 1998 because of the relatively short maturity of these instruments.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(2)   Summary of Significant Accounting Policies, Continued

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

      Joint Venture

      On July 14, 1998, the Company formed a Joint Venture (JV) with General
         Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 51% interest in the JV. GE paid approximately $3,500,000 to the Company in exchange for a 49% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 per share subject to anti-dilution provisions. GE also received the right to select a representative on the Company's Board. The warrant was valued at $50,000. The JV began with a $10,000,000 commitment of business from GE expected to increase over the next year. The Company recognized a gain on the sale of a 49% interest of the plastics molding and stamped metal operations of $774,505, which is included in other income. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
         No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the Company's current operations and policies, the adoption of SFAS 133 is not expected to have an impact on the financial statements of the Company.

      In March 1998, the American Institute of Certified Public Accountants
         (AICPA) issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements with fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on its financial statements.

      In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(2)   Summary of Significant Accounting Policies, Continued

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation.

(3)   Inventories

      Inventories consist of the following:

                                                       1998            1997
                                                   ------------    ------------

            Raw materials                          $ 12,377,208      10,732,767
            Work-in-process                             602,679       1,213,553
            Finished goods                            2,429,125       2,467,932
                                                   ------------    ------------

                                                     15,409,012      14,414,252

            Less reserve for excess and
              obsolete inventory                     (1,078,006)     (1,717,547)
                                                   ------------    ------------

                                                   $ 14,331,006      12,696,705
                                                   ============    ============

      The provision for excess and obsolete inventory is charged against cost of sales. The reserve decreased by $(639,541) and $(180,178) for the years ended December 31, 1998 and 1997, respectively.

(4)   Property, Plant and Equipment

      A summary of property, plant and equipment, all of which is located in Mexico, is as follows:

                                           Estimated
                                         useful lives
                                            (years)          1998             1997
                                         -------------  ------------    ------------

            Land                              --        $  3,641,418       3,641,418
            Buildings                         20          11,891,912      11,750,832
            Machinery and equipment         3 - 10        34,875,173      26,381,117
            Leasehold improvements             5           1,679,242       1,307,253
            Vehicles                           5             176,174         158,997
            Construction-in-progress          --             933,862          67,404
                                                        ------------    ------------

                                                          53,197,781      43,307,021
            Less accumulated depreciation                (18,458,694)    (14,803,900)
                                                        ------------    ------------

                                                        $ 34,739,087      28,503,121
                                                        ============    ============

      Included in property, plant and equipment is approximately $1,398,000 and $1,682,000 of machinery and equipment under capital leases and approximately $411,000 and $280,000 in related accumulated amortization at December 31, 1998 and 1997, respectively.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(5)   Notes Payable and Long-Term Debt

      At December 31, 1998, the Company had a $2,000,000 short-term credit facility, with a bank, with an adjusted interest rate of Libor, plus 3 to 5%. Certain equipment secures the line. Promissory notes under the line are renewable, with adjusted interest rates, and are due 90 days or 180 days after issuance. Interest on the promissory notes is payable at each note maturity. At December 31, 1998 and 1997, no balance was outstanding under this facility.

      The Company has long-term credit facilities that are denominated in U.S.
         dollars and consist of the following at December 31, 1998:

      o Line of credit for up to $5,000,000 or 75% of appraised value of certain properties with an adjusted interest rate of prime. The available balance at December 31, 1998 was $5,000,000. The line of credit matures on December 6, 2001 and is secured by a trust guaranty in certain properties.

      o The Company has a revolving credit facility for $10,000,000 with a bank. The revolving credit facility allows the Company to draw on term notes payable, with adjusted interest rates of LIBOR plus 3%, through December 15, 1999. The credit facility is secured by eligible accounts receivable. The available balance at December 31, 1998 was $3,436,622.

      o Line of credit with a bank for up to $10,000,000 with an adjusted interest rate of prime, plus 1/2%. The line of credit is secured by eligible accounts receivable. The available balance at December 31, 1998 was $9,117,442. The line of credit expires on May 1, 1999. Commitment fees of 1/16% of the unfunded balances are due quarterly.

      o Line of credit with a bank for up to $5,000,000. Interest rate, fees, and security are subject to finalization.

      Interest payments, including commitment fees, on the credit facilities, notes payable, and long-term debt were $75,000, $78,000, and $857,104 for the years ended December 31, 1998, 1997, and 1996, respectively.

      The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments or advances in other companies, limit the incurrence of debt, and require the Company to maintain certain financial ratios and insurance coverage. The Company is in compliance with such covenants or restrictions at December 31, 1998.

(6)   Leases

      The Company utilizes certain machinery and equipment and occupies certain buildings under lease arrangements that expire at various dates from 1999 through 2003, some of which have renewal options for additional periods. Rental expense for certain manufacturing and warehouse facilities, mainly for operating lease agreements, aggregated $3,886,773, $2,786,242, and $2,406,815 for the years ended December 31,
         1998, 1997, and 1996, respectively. Interest payments on capital leases were $58,046, $96,473, and $33,160 for the years ended December 31, 1998, 1997, and 1996, respectively.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(6)   Leases, Continued

      Future minimum lease obligations at December 31, 1998 for assets under capital leases and for rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year are as follows:

                                                               Capital      Operating
            Year ended December 31,                            Leases        Leases
                                                              ---------    -----------
            1999                                              $ 490,663      4,113,878
            2000                                                     --      3,011,285
            2001                                                     --      2,404,160
            2002                                                     --      2,048,032
            2003                                                     --        393,049
                                                              ---------    -----------

              Total minimum obligations                         490,663     11,970,404
                                                                           ===========
                Less amounts representing interest
                  (approximately 3.5% to 7.92%)                  26,863
                                                              ---------

            Present value of minimum lease obligations          463,800

              Less current obligations under capital leases    (463,800)
                                                              ---------

            Capital lease obligations, excluding current
              obligations                                     $      --
                                                              =========

      The Company leases manufacturing facilities to unrelated parties under operating lease agreements that expire in 1999 and 2000. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 1998 is the cost of the land and buildings under operating lease agreements of $4,966,598 and the related accumulated depreciation of $1,064,229.

      Rental income was $661,350, $732,832, and $644,187 for the years ended
         December 31, 1998, 1997, and 1996, respectively. The future minimum rental income to be received under these operating leases is $621,621 in 1999 and $362,231 in 2000.

(7)   Income Taxes

      Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

      Effective January 1, 1999, a new tax rate was enacted in Mexico whereby the corporate tax rate is 32% on taxable earnings and 3% on all dividends for the year ended December 31, 1999 and 30% on taxable earnings and 5% on all dividends for the year ended December 31, 2000 and thereafter.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(7)   Income Taxes, Continued

      The tax provision differs from the expected tax rate of 34% in 1998, 1997, and 1996 on taxable income as follows:

                                                           1998    1997   1996
                                                           ----    ----   ----

            Statutory tax rate                             34.0%   34.0   34.0
            Foreign currency gains or losses not subject
               to income taxes                              0.7     0.2   (1.4)
            Non-deductible expenses                         2.3     2.5    2.1
            Income not subject to tax                      (5.3)     --     --

            Inflation and currency exchange rate gains
               or losses on monetary items for tax
               purposes only(i)                             2.5    (9.2) (15.1)

            Inflation and currency exchange rate portion
               of depreciation expense for tax purposes
               only(i)                                     (9.3)    3.1    0.5

            Deferred income tax valuation reserve
               adjustment(ii)                               6.7    (2.4)   4.4
            Effect of income tax rate change                2.2      --     --
                                                           ----    ----   ----

                                                           33.8%   28.2   24.5
                                                           ====    ====   ====

      Significant items impacting the Company's effective tax rate include: (i) under Mexican tax laws, inflation and currency exchange rate adjustments are required for income tax purposes; and (ii) changes in valuation reserves for assets tax carryforwards due to management's evaluation of realizability.

      Income tax expense attributable to income consists of:

                                              Current     Deferred       Total
                                            ----------    ---------    ---------

            Year ended December 31, 1998    $1,934,000      148,108    2,082,108
            Year ended December 31, 1997        98,134    2,800,203    2,898,337
            Year ended December 31, 1996        79,303    2,495,776    2,575,079

      Significant components of deferred income tax expense attributable to income for the year ended December 31, 1998, 1997, and 1996 are as follows:

                                                                1998            1997          1996
                                                             -----------    -----------   -----------
            Deferred tax expense (exclusive of the effects
              of other components below)                     $   (35,722)     2,800,203     2,495,776

            Adjustment to deferred tax assets and
              liabilities for enacted changes in laws and
              rates                                              183,830             --            --
                                                             -----------    -----------   -----------

                                                             $   148,108      2,800,203     2,495,776
                                                             ===========    ===========   ===========

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(7)   Income Taxes, Continued

      Total income taxes paid were $3,596,000, $224,000, and $352,000 in the years ended December 31, 1998, 1997, and 1996, respectively.

      The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                1998           1997
                                                            -----------    -----------
            Deferred tax assets:
               Assets tax carryforwards                     $ 1,294,409      1,499,681
               Net operating loss carryforwards (Mexico)        467,723      1,477,921
               Net operating loss carryforwards (U.S.)          723,800             --
               Other                                            371,983             --
                                                            -----------    -----------

                    Total gross deferred tax assets           2,857,915      2,977,602
                  Less valuation allowance                     (723,800)      (211,534)
                                                            -----------    -----------

                    Net deferred tax assets                   2,134,115      2,766,068
                                                            -----------    -----------

            Deferred tax liabilities:
               Property, plant and equipment, principally
                  due to differences in useful lives         (2,282,066)    (3,078,486)
               Inventories                                   (6,173,786)    (6,125,239)
               Other                                           (486,756)      (222,728)
                                                            -----------    -----------

                    Total gross deferred tax liability       (8,942,608)    (9,426,453)
                                                            -----------    -----------

                    Net deferred tax liability               (6,808,493)    (6,660,385)
                                                            ===========    ===========

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A reserve for certain deferred assets tax carryforwards of $211,534 was provided at December 31, 1997. During the year ended December 31, 1998, the Company completely reduced this valuation allowance. At December 31, 1998, the Company expected that income levels for certain companies with asset tax credits would be sufficient to fully utilize such credits.

      At December 31, 1998, Optimag, a U.S. corporation, had a net operating loss carryforward of approximately $2,068,000 that expires in 2019. The Company has recorded a valuation allowance in the amount of $723,800 for the entire tax effect of this carryforward.

      The assets tax paid, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year, for ten years following the payment of the tax. These assets tax carryforwards as of December 31, 1998 is $1,294,409 and expire from 1999 through 2007.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(7)   Income Taxes, Continued

      At December 31, 1998, certain of the Mexican companies within the consolidated group had tax net operating loss carryforwards that can be utilized only by the Mexican Company that incurred the losses. These net operating loss carryforwards may be adjusted for inflation. These tax net operating loss carryforwards, as adjusted for inflation, expire as follows, if not previously utilized to offset taxable income:

                              2002       $   172,000
                              2003           133,000
                              2007            12,000
                              2008         1,931,000
                                         -----------

                                         $ 2,248,000
                                         ===========

      The majority stockholder has filed a consolidated tax return with the Company's operations since 1995. The tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex provides that Elamex will transfer monthly an amount equal to its estimated tax payment, less credits. The payments are calculated as required by the Mexican tax authority as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

      Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican income tax law, are subject to a 34% income tax during 1998 and 35% income tax during 1999, payable by the Company, on
         1.515 and 1.5385 times the amount in excess of earnings and profits during 1998 and 1999, respectively. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 1998, 1997, or 1996.

(8)   Stockholders' Equity

      Common Stock

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

      During 1998 and 1997, a subsidiary of the Company purchased 515,400 and 18,500 shares, respectively, of the Company's common stock in the open market for an aggregate amount of $2,303,132 and $215,000, respectively. This treasury stock has been presented in the accompanying consolidated balance sheet at cost as a reduction of stockholders' equity.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(8)   Stockholders' Equity, Continued

      Common Stock, Continued

      Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de
         C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the thirty trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 1998, the Company has not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise the option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

      Under Mexican Law, dividends must be declared in pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from pesos as of the date of record, unless otherwise instructed by the stockholder.

      Mexican Law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 1998 and 1997 was approximately $1,094,000, (8,285,000 pesos) and $725,000 (5,277,000 pesos), respectively. The Company anticipates an additional allocation will be made at its annual stockholders' meeting in April 1999 of approximately $216,000 (2,144,000 pesos). Retained earnings available for dividends under Mexican law at December 31, 1998 were 258,013,915 pesos ($25,958,440 at December 31, 1998 exchange rates). However, debt agreements place certain restrictions on the payment of dividends (note
         5).

      Common Stock Purchase Restrictions and Preemptive Rights

      Any person who seeks to acquire ownership of 15% or more of the total outstanding shares of the Company's common stock must receive written consent from the Company's Board of Directors. Should shares in excess of 15% be acquired without permission, the purchaser will be subject to liquidated damages, which will be used by the Company to repurchase stock in excess of the 15% ownership limitation. In addition, in the event that the Company issues additional shares, existing stockholders will have preemptive rights to subscribe for new shares, except when shares are issued in connection with a

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(8)   Stockholders' Equity, Continued

      Common Stock Purchase Restrictions and Preemptive Rights, Continued

         merger or for the conversion of convertible debentures. The 15,000,000 shares of variable capital authorized on December 15, 1995 are not subject to preemptive rights.

      Preferred Stock

      As part of the December 15, 1995 amendment and restatement of the Company's bylaws, the Company's Board of Directors, at its discretion, can issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The Board may attach any preferences, rights, qualifications, limitations, and restrictions to the shares of each series issued, including dividend rights and rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. The shares may be issued at no par value or at a par value determined by the Board of Directors. No shares of preferred stock have been issued as of December 31, 1998.

(9)   Executive Phantom Stock Plan

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

      The Company keeps a record of the amount of Phantom Stock Shares held by each participant. Each participant is credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrue interest at the short-term money market rate published by the Chase Manhattan Bank, N.A. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. For the years ended December 31, 1998 and 1997, the Company expensed approximately $-0- and $224,000, respectively, as obligations under the Phantom Stock Plan. At December 31, 1998, no Phantom Stock Shares were fully vested.

      Transactions involving the plan are summarized as follows:

                                                               Option Shares
                                                            -------------------
                                                              1998        1997
                                                            -------     -------

            Outstanding January 1                            30,980      16,354
            Granted                                              --      16,236
            Canceled                                             --      (1,610)
            Exercised                                            --          --
                                                            -------     -------
            Exercisable December 31                          30,980      30,980
                                                            =======     =======

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(10)  Major Customers

      The Company has agreements that provide for the sale of its assembly services and turnkey manufacturing at established prices. The Company's business is dependent on one-to five-year agreements, which are subject to termination or renewal.

      Certain customers (all foreign) accounted for significant percentages of the Company's total sales during the periods ended as follows:

        Customer      Products and Services             1998      1997     1996
      ------------ ---------------------------------   ------    ------   ------

           A       Printed circuit boards and
                     final assembly                      21%       19       18

           B       Flexible and rigid circuit
                     boards/component assembly           --         9       16

           C       Printed circuit boards and cables      6         6       14

           D       PBX/switchboards and fiber optic
                     cable connections                    7        14       11

           E       Assembly consumer products             6        10        4

(11)  Related Party Transactions

      The Company engages in various transactions in the ordinary course of business with certain stockholders and other related parties. A summary of significant related party transactions follows:

      o As part of the Company's reorganization and recapitalization, which took place during 1993, the Company issued approximately $2,045,000 of subordinated debentures to certain stockholders of the Company in 1993. The principal was subject to acceleration under certain circumstances, including a public offering of the Company's common stock. As a result, these subordinated debentures were paid-off during the first quarter of 1996 with the net proceeds of the public offering.

      o The Company leased a manufacturing facility from a stockholder, which resulted in rent expense of approximately $88,000 at December 31, 1996. The facility was not leased during 1997 or 1998.

      o During May 1996, the Company exercised an option to purchase from a related party two manufacturing facilities, located in Torreon and Chihuahua, Mexico. In management's opinion, the purchase price of approximately $3,100,000 represents the fair market value as determined by an independent appraiser.

      o The Company leases the Torreon facilities to a related party. Lease income generated by the Company was approximately $211,000, $211,000, $123,000 for the years ended December 31, 1998, 1997, and
            1996, respectively.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(11)  Related Party Transactions, Continued

      o The Company leases three manufacturing facilities from companies that are owned by a related party. Included in rent expense are rental payments under these leases of approximately $917,000, $831,000, and $900,000 during December 31, 1998, 1997, and 1996, respectively.

      o Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican Company, the Mexican Company is required to submit its budget annually to the Board of Directors of Elamex for approval. For the years ended December 31, 1998, 1997, and 1996, the Mexican Company had sales to Elamex of $594,000, $1,731,000, and $1,618,000, respectively. Elamex had a receivable from the Mexican Company of $131,000 and $146,000 at December 31, 1998 and 1997, respectively.

      o A U.S. corporation, owned by certain executives and senior management of the Company, exclusively provides professional services to Elamex. Under the service agreement, the U.S. Corporation is obligated to submit its annual budget to the Board of Directors of Elamex for approval. For the years ended December 31, 1998, 1997, and 1996, this company provided services to Elamex for $3,139,000, $2,425,000, and $2,852,000, respectively. Elamex had payables to this company of $9,000 and $45,000 at December 31, 1998 and 1997, respectively. During 1998, the Company formed a wholly owned subsidiary, Elamex Administration, Inc., a U.S. corporation. The function of the subsidiary is to replace the current related party U.S. Corporation beginning January 1, 1999.

      o During 1998, sales to a related party for approximately $33,000 were made.

      o The Company made payments to the Board of Directors of the Company in the amounts of approximately $361,000, $327,000, and $238,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      o The Company paid consulting fees, consisting of tax advice and return preparation, and other administration services, of approximately $192,000, $190,000, and $213,000 during December 31, 1998, 1997, and 1996, respectively, to companies which are related parties.

      o The Company purchases insurance through an insurance broker that is a related party. Premiums paid approximated $410,000, $442,000, and $306,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      o During 1998, the Company entered into an agreement with a related party whereby a total of $7,800,000 would be loaned to the related party by the Company, bearing interest of 8.9%, for construction of a manufacturing facility in Chihuahua, Mexico. The note receivable is fully secured by the assets of the related party and is due in full on May 7, 1999. Upon completion of the facility, the Company will lease the facility from the related party. At December 31, 1998, the balance of the note receivable was $6,192,000 and accrued interest income on the note was $26,141.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(12)    Commitments and Contingencies

      The Company is a party to various claims, actions and complaints, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company.

      The Mexican Federal Labor Law requires a severance payment for all permanent employees that are terminated by the employer. This payment is calculated on the basis of ninety days pay for termination anytime during the first year of employment, with an additional twelve days pay per year for each year of service thereafter. While most of the Company's Mexican assembly labor is hired under temporary labor contracts during the first two months of employment, the labor force is changed to permanent labor contracts after this period. The Company has agreements with many of its contract-assembly customers, which require that, the customers pay the severance costs incurred in the event that assembly contracts are terminated prior to their scheduled completion. In management's opinion, any severance costs incurred upon the termination of any manufacturing contracts would not be material.

      Seniority premiums to which employees are entitled upon retirement after fifteen years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $347,000 and $258,000 as of December 31, 1998 and 1997, respectively, which fully accrues for these estimated seniority obligations. No significant seniority payments have been made through December 31, 1998.

      During 1999, the Company agreed to commit additional funding to Optimag for up to a total of $1,000,000. Funding will be provided in five tranches of $200,000 each, subject to achievement of certain performance objectives. The first tranch was paid January 19, 1999 and was matched by Optimag management (one time only) for the same approximate amount.

      In January 1999, the Company settled with a company (claimant) which had a claim against the management of Optimag. The settlement consisted of payment of $25,000 to the claimant immediately and $125,000 lump sum two years from the date of settlement. Additionally, a 2% royalty was agreed to be paid to the claimant on the first $15,000,000 in Optimag sales.

      At December 31, 1998, the Company has an obligation to purchase inventory held by suppliers valued at approximately $1,445,000.

(13)  Year 2000

      During 1998, the Company began a corporate-wide system conversion to a software system that is Year 2000 compliant. The conversion covered all significant computer applications of the Company. Implementation of all systems was completed by December 31, 1998. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that, with the implementation of the upgrades, the Year 2000 problem will not pose significant operational problems.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                                (In U.S. Dollars)

(14)  Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)

                                       1998 Quarters                                  1997 Quarters
                          -------------------------------------           ------------------------------------
                            1st        2nd       3rd       4th              1st       2nd       3rd       4th
                          -------    ------    ------    ------           ------    ------    ------    ------

      Net sales           $28,306    30,668    30,757    39,159           33,815    33,827    32,872    31,258
      Gross profit          3,197     3,933     3,611     3,893            4,434     5,267     4,216     3,766
      Net income              650       958       681     2,024(a)         1,687     2,130     1,731     1,835

      Basic and diluted
        net income per
        common share      $  0.09      0.13      0.09      0.28             0.23      0.29      0.23      0.25

      (a) In the fourth quarter of 1998, the Company reduced its previously recorded income tax provision by approximately $1,533 upon finalization of the year-end tax provision, primarily as a result of a reduction in the previously estimated effective annual income tax rate for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable

Item 10. Directors and Executive Officers of the Registrant

      The names, ages, and positions of the Director and executive officers of the Company as of March 13, 1999 are as follows:

           Name                Age             Position
--------------------------------------------------------------------------------
Eloy S. Vallina                61       Chairman of the Board of Directors
Federico Barrio                62       Vice Chairman of the Board of Directors
Jesus Alvarez-Morodo           52       Vice Chairman of the Board of Directors
Hector M. Raynal               45       President, Chief Executive Officer and
                                        Director
Carlos D. Martens              50       Vice President-Finance and Chief
                                        Financial Officer and Secretary
Susan E. Mucha                 40       Vice President-Sales and Marketing
David Crawford                 62       Vice President-Manufacturing Operations
Wayne Rout                     55       Vice President-Materials
Jesus E. Vallina               50       Director
Eloy Vallina Garza             27       Director
Eduardo L. Gallegos            57       Director
Robert J. Whetten              56       Director
Antonio L. Elias               50       Director
Jerry W. Neely                 62       Director
Leon Reinhart                  56       Director
Tomas de Leon                  45       Statutory Auditor

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

Federico Barrio

      Mr. Barrio has been Vice Chairman of the Board of Elamex and its predecessor companies, or has held the functionally equivalent position, for 25 years and was a founding stockholder of the Elamex business. He is a partner in Constructora Lintel, a major developer of industrial and commercial buildings in Ciudad Juarez, and he has been Constructora Lintel's President since 1983. He has also been an Advisory Director of Norwest Bank El Paso since 1991. He has a B.S. in Industrial Engineering from the Chihuahua Technological Institute and an M.B.A. degree from the University of Chihuahua. Mr. Barrio was former Dean of Juarez Technological Institute and has 29 years of experience in industrial development and general contracting.

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

Hector M. Raynal

      Mr. Raynal has been President and Chief Executive Officer of Elamex since January 1995. In 1994 he was the General Director of Pondercel, S.A. de C.V., a pulp and paper manufacturer. From 1990 to 1994, Mr. Raynal directed the paper unit at Pondercel, and served as a director, Vice President and Secretary of Pondercel's U.S. marketing subsidiary. Mr. Raynal has held various positions with Accel and Grupo Chihuahua since 1983. He received a B.S. and M.S. in Electrical Engineering and an M.B.A., both from Stanford University.

Carlos D. Martens

      Mr. Martens has been Vice President and Chief Financial Officer of Elamex since March 1997. He has more than 21 years of multinational business and financial experience with large conglomerates such as Grupo Empresarial G of Guadalajara and Grupo Industrial Alfa of Monterrey as well as start-up situations in California and Chicago. He received a B.S. in Electrical Engineering from Escuela Superior de Ingenieria Mecanica y Electrica del Instituto Politecnico Nacional ("ESIME"), a M.S. in Industrial Engineering and an M.B.A. both from Stanford University.

Susan E. Mucha

      Ms. Mucha has been Vice President Sales and Marketing of Elamex since 1997. From 1995 to 1997 she was associated with Sparton Electronics Inc. as Director of Business Development and later as Director of Strategic Planning. Ms. Mucha has nearly 18 years of experience in the contract manufacturing industry, having held marketing and marketing management positions at several contractors including Flextronics International, AVEX Electronics, Inc. and SCI Systems. She received a B.S. degree from the University of Florida and an M.A.S. degree from the University of Alabama in Huntsville. She is on the Steering Committee of the Institute for Interconnecting and Packaging Electronic Circuits
(IPC) Electronic Manufacturing Services Industry (EMSI) Council.

David R. Crawford

      Mr. Crawford has been Vice President Manufacturing Operations of Elamex since August 1995. From 1987 to 1995 he was Director of Operations of the Allen Bradley Business Unit Electronic Components, a subsidiary of Rockwell International Corporation. Mr. Crawford has 38 years of experience in electronic assembly and components manufacturing from major manufacturing companies in the area. He received a B.S. from Purdue University.

Wayne Rout

      Mr. Rout has been Vice-President of Materials for Elamex since 1988. Mr. Rout has 31 years of experience in manufacturing and materials. Mr. Rout has a B.S. degree from Brigham Young University. Mr. Rout holds the APICS, NAPM and IMMS certifications.

Jesus E. Vallina

      Mr. Vallina has been Director of Public Relations of Accel and its predecessor, Grupo Chihuahua, for the past 23 years. He is President of Constructora Inmobiliaria Las Americas, S.A. de C.V., and Director of Kleentex Corp. He is also an Advisory Director of Norwest Bank El Paso. Mr. Vallina is a graduate of the University of Texas at El Paso, where he received a degree in Business Administration.

Eloy Vallina Garza

      Mr. Vallina is currently in charge of the Business Operations International Banking of First National Bank in San Diego. He is also a director of Accel, Almacenadora, S.A. and Copamex. Mr. Vallina is a graduate of the University of Monterrey, where he received a B.A. in Business Administration.

Eduardo L. Gallegos

      Mr. Gallegos has been with Accel and its predecessor, Grupo Chihuahua, for 30 years. He has been President of Esvamex, S.A. de C.V. since 1985. Mr. Gallegos graduated as a Certified Public Accountant from the Instituto Tecnologico y de Estudios Superiores de Monterrey, and has studied at the American Management Association, Stanford Executive Program, Advanced Management College and Instituto de Administracion Cientifica de las Empresas.

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

Leon Reinhart

      Mr. Reinhart is President and CEO of First National Bank of San Diego. He has more than 30 years of banking experience including various senior capacities with Citibank, in the United States, Latin America and the Middle East.

Tomas de Leon

      Mr. de Leon has been Elamex's statutory auditor since 1988. He has also been a partner in KPMG Cardenas Dosal, S.C. since 1988. Mr. de Leon is a member of the Mexican Institute of Public Accountants and has obtained a public accounting degree from the Universidad Iberoamericana in Mexico City.

Item 11. Executive Compensation

      During the year ended December 31, 1998, Elamex paid, either directly or through a related company, MTI Services Corporation (MTI), an aggregate of $1,107,056 to all of its directors and officers as a group for services in all capacities and an additional $95,160 in respect of a discretionary compensation plan. During such year, the Company, through MTI, set aside or accrued an aggregate of $14,720 to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S. based officers and Directors.

      Forty of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Name and Address of       Amount of Shares     Percent of
     Beneficial Owner              Owned             Total

Eloy S. Vallina
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico           4,051,300          54.8%

--------------------------------------------------------------------------------

Accel, S. A. de C. V.
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico           4,051,300          54.8%

(1) Mr. Vallina directly owns 130,862,957 shares, or approximately 45%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 46,414,851 shares, or approximately 16%, of the outstanding voting common stock of Accel. Accel, in turn, owns approximately 54.8% of the outstanding common stock of Elamex.

Item 13. Certain Transactions

      Hector Raynal is an executive officer of Elamex de Torreon. Transactions between Elamex de Torreon and the Company are described in "Notes: Related Party Transactions."

      Eloy Vallina has an equity interest in Esvamex, S.A. de C.V. ("Esvamex"). Esvamex provided consulting services to Elamex further described in "Notes:
Related Party Transactions."

      Federico Barrio has an equity interest and is an executive officer of Constructora Lintel, S.A. de C.V. ("Lintel"). The Company made lease payments to Lintel in the aggregate amount of $917,000 during 1998 as described in "Notes:
Related Party Transactions."

      Eloy Vallina has an equity interest in the parent of Seguridad Planeada, an insurance broker which provided services to the Company, which services are further described in "Notes: Related Party Transactions."

      Eloy Vallina has an equity interest in Corporacion Chihuahua, S.A. de C.V., which received a loan from the Company further described in "Notes:
Related Party Transactions."

      Hector Raynal is an executive officer of MTI Services, Inc., a U.S. corporation which provided professional services to the Company, further described in "Notes: Related Party Transactions."

Item 14. Exhibits and Financial Statement Schedules

a) Financial Statements

      (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 are filed in Item 8 of this report.

      (ii) Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 50 and 51.

b) The following exhibits are filed as part of this report:

Exhibit
Number                          Description
------                          -----------
3           Estatutos Sociales (By-Laws) of the Registrant (including English translation). *
10.1        Modification Agreement between Fonlyser, S.A. and Accel, S.A. de
            C.V., with a translation in English and subsequent modification letter, with a translation in English. *
10.2        Credit Agreement with Confia, S.A., with a summary in English, and renewal letter, with a translation in English. *
10.2        Revolving Credit Agreement with Comerica Bank. *
10.5        Tax Sharing Agreement between Accel, S.A. de C.V. and Elamex S.A. de
            C.V.*
10.6        Lease of Elamex de Juarez Plant #3, with a translation in English. *
10.7        Lease of Elamex de Juarez Plant #4, with a translation in English. *
10.8        Lease of Elamex de Juarez Plant #5, with a translation in English. *
10.9        Lease of Elamex de Juarez Plant #9. *
10.10       Lease of Elamex de Nuevo Laredo Plant. *
10.12       Executive Phantom Stock Plan. *
21          Subsidiaries of the Registrant. *
99          Financial statement schedule, valuation and qualifying accounts and reserves and report thereon included on pages 51 and 52.

      * Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

a) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

Under date of March 1, 1999, we reported on the consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in Item 8 of the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

El Paso, Texas
March 1, 1999

Elamex & Subsidiaries
Valuation and qualifying accounts and reserves

           Column A           Column B           Column C           Column D     Column E
           --------           --------           --------           --------     --------

                               Balance    Charged to   Charged to               Balance at
         For the Year         Beginning    Cost and      Other                    End of
            Ended              of Year     Expenses     Accounts    Deduction      Year
            -----              -------     --------     --------    ---------      ----
Allowance for doubtful accounts (b):
December 31, 1998A              $  528           240       --       (a)   137        631
December 31, 1997A                 525           311       --       (a)   308        528
December 31, 1996A                 149           527       --       (a)   151        525
December 31, 1995A                 194           160       --       (a)   205        149

Allowance for material obsolescence:
December 31, 1998A              $1,718            --       --       (c)   640      1,078
December 31, 1997A               1,898            --       --       (c)   180      1,718
December 31, 1996A               1,471           427       --          --          1,898
December 31, 1995A                 863           608       --          --          1,471

----------
(a) Uncollectible accounts written off
(b) Included as a reduction of trade and other receivables
(c) Inventory related to these accounts was disposed of during the year and this corresponding reduction was reflected in cost of sales.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELAMEX, S.A. DE C.V.

March 19, 1999              By: /s/Hector M. Raynal
--------------                  ------------------------------------------------
Date                            Hector M. Raynal, President and Chief Executive
                                Officer

March 19, 1999              By: /s/ Carlos D. Martens
--------------                  ------------------------------------------------
Date                            Carlos D. Martens, Vice-President of Finance and
                                Chief Financial Officer and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 1999              By: /s/ Eloy S. Vallina
--------------                  ------------------------------------------------
Date                            Eloy S. Vallina, Chairman of the Board of
                                Directors

March 19, 1999              By: /s/ Jesus Alvarez-Morodo
--------------                  ------------------------------------------------
Date                            Jesus Alvarez-Morodo, Vice Chairman of the
                                Board of Directors

March 19, 1999              By: /s/Hector M. Raynal
--------------                  ------------------------------------------------
Date                            Hector M. Raynal, President, Chief Executive
                                Officer, and Director (Principal Executive
                                Officer)

March 19, 1999              By: /s/ Federico Barrio
--------------                  ------------------------------------------------
Date                            Federico Barrio, Vice Chairman of the Board of
                                Directors

March 19, 1999              By: /s/ Jesus E. Vallina
--------------                  ------------------------------------------------
Date                            Jesus E. Vallina, Director

March 19, 1999              By: /s/ Eloy Vallina Garza
--------------                  ------------------------------------------------
Date                            Eloy Vallina Garza, Director

March 19, 1999              By: /s/ Eduardo L. Gallegos
--------------                  ------------------------------------------------
Date                            Eduardo L. Gallegos, Director

March 19, 1999              By: /s /Antonio L. Elias
--------------                  ------------------------------------------------
Date                            Antonio L. Elias, Director

March 19, 1999              By: /s/ Jerry W. Neely
--------------                  ------------------------------------------------
Date                            Jerry W. Neely, Director

March 19, 1999              By: /s/ Leon Reinhart
--------------                  ------------------------------------------------
Date                            Leon Reinhart, Director

                            By:
-------------                   ------------------------------------------------
Date                            Robert J. Whetten, Director