Form 10-Q
period 1999-04-04
ELAMEX SA DE CV
filed 1999-05-14
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[x] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
     For the quarterly period ended: April 04, 1999

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

                                Yes __X__ No ____


The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 14, 1999 was:
                                    6,866,100




================================================================================

                                                 ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                                           TABLE OF CONTENTS


                                                                                         Page No.


PART I         FINANCIAL INFORMATION

Item 1         Consolidated Condensed Balance Sheets as of
               April 04, 1999 (Unaudited) and December 31, 1998...............................1

               Consolidated Condensed Statements of Earnings for the thirteen weeks ended April 04, 1999 (Unaudited) and March 29, 1998 (Unaudited)................2

               Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended April 04, 1999 (Unaudited) and March 29, 1998 (Unaudited)................3

               Notes to (Unaudited) Consolidated Condensed Financial Statements...............4



Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................................7



PART II.       OTHER INFORMATION

Item 3         Defaults Upon Senior Securities...............................................12

Item 4         Submission of Matters to a Vote of Security Holders...........................12

Item 5         Other Information.............................................................12

Item 6         Exhibits and Reports on Form 8-K..............................................12



SIGNATURES...................................................................................13



                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                       Consolidated Condensed Balance Sheets
                                                (In U. S. Dollars)
                                                                              April 04,        December 31,
                                                                                1999                1998
                                                                             (Unaudited)
                                                                           ----------------    ----------------
     Assets
     Current assets:
          Cash and cash equivalents                                      $                   $
                                                                                 1,390,168           5,697,035
          Receivables
             Trade accounts, less allowance for doubtful accounts               16,056,504          15,578,310
             Other receivables                                                   4,134,634           2,146,325
             Related party note receivable                                       7,576,869           6,218,141
                                                                           ----------------    ----------------
                            Total receivables                                   27,768,007          23,942,776


          Inventories, net                                                      15,572,831          14,331,006
          Refundable income tax                                                  2,104,884           1,590,554
          Prepaid expenses                                                       1,446,542             836,854
                                                                           ----------------    ----------------
                          Total current assets                                  48,282,432          46,398,225

     Property, plant and equipment, net                                         34,345,349          34,739,087
     Other assets, net                                                             499,113             531,292
                                                                           ================    ================
                                                                         $      83,126,894   $      81,668,604
                                                                           ================    ================

     Liabilities and Stockholders' Equity
     Current liabilities:
          Accounts payable                                               $       9,133,302   $       8,875,526
          Accrued expenses                                                       3,891,275           3,016,967
          Current obligations of capital leases                                    300,246             463,800
          Taxes payable                                                            622,585             614,476
          Deferred income tax, net                                               6,140,539           6,144,184
          Due to related parties                                                   137,429               9,053
                                                                           ----------------    ----------------
                        Total current liabilities                               20,225,376          19,124,006

     Other liabilities                                                             384,742             347,032
     Deferred income tax, net                                                      664,309             664,309
                                                                           ----------------    ----------------
                            Total liabilities                                   21,274,427          20,135,347

     Minority Interest                                                           2,306,057           2,441,365

     Stockholders' equity:
          Preferred stock, authorized 50,000,000 shares, none issued
          or outstanding                                                          -                   -
          Common stock, 22,400,000 authorized and 7,400,000 shares
          issued and 6,866,100 shares outstanding.                              35,060,468          35,060,468
          Retained earnings                                                     27,004,074          26,549,556
          Treasury stock, 533,900 shares at cost                                (2,518,132)         (2,518,132)
                                                                           ----------------    ----------------
              Total stockholders' equity                                        59,546,410         59,091,892
                                                                           ----------------    ----------------
                                                                         $      83,126,894  $      81,668,604
                                                                           ================    ================

     See  accompanying  notes  to  unaudited  consolidated  condensed  financial statements.

                                    ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                Consolidated Condensed Statements of Earnings
                                              (In U. S. Dollars)


                                                                                    13 weeks ended
                                                                          ------------------------------------
                                                                              April 04,           March 29,
                                                                                1999                1998
                                                                            (Unaudited)          (Unaudited)
                                                                          -----------------    ----------------

Net sales                                                               $       31,500,707   $      28,305,758
Cost of sales                                                                   28,582,272          25,108,538
                                                                          -----------------    ----------------

          Gross Profit                                                           2,918,435           3,197,220
                                                                          -----------------    ----------------

Operating expenses:
      General and administrative                                                 1,919,458           1,991,562
      Selling                                                                      490,567             311,152
      Research and development                                                     549,598             493,602
                                                                          -----------------    ----------------
          Total operating expenses                                               2,959,623           2,796,316
                                                                          -----------------    ----------------

          Operating (loss) income                                                  (41,188)            400,904
                                                                          -----------------    ----------------

Other income, net:
      Interest income                                                              276,423             230,796
      Interest expense                                                             (80,494)            (44,461)
      Other, net                                                                   209,764             341,110
                                                                          -----------------    ----------------
          Total other income                                                       405,693             527,445
                                                                          -----------------    ----------------

          Income before income taxes and minority interest                         364,505             928,349

      Income tax provision                                                         274,231             278,505
                                                                          -----------------    ----------------

      Income before minority interest                                               90,274             649,844

      Minority interest                                                            364,244            -
                                                                          -----------------    ----------------

          Net income                                                    $          454,518   $         649,844

                                                                          =================    ================

      Basic and diluted net income per common share                     $             0.07   $            0.09
      Weighted average shares outstanding                                        6,866,100            7,376,977
                                                                          =================    ================

See accompanying notes to unaudited consolidated condensed financial statements.

                                     ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                               Consolidated Condensed Statements of Cash Flows
                                              (In U. S. Dollars)

                                                                                    13 weeks ended
                                                                          ------------------------------------
                                                                             April 04,            March 29,
                                                                                1999                1998
                                                                            (Unaudited)          (Unaudited)
                                                                          -----------------    ----------------
Cash flows from operating activities:
   Net income                                                           $          454,518   $         649,844
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation and amortization                                              1,123,937           1,024,561
      Allowance for doubtful trade accounts receivable                              31,560             106,886
      Minority interest in gain of consolidated subsidiaries                      (364,244)            -
      Allowance for excess and obsolete inventory                                   43,407            (207,226)
      Deferred income tax benefit                                                   (3,646)            (62,746)
      Loss on disposal of equipment                                                 42,442             104,844
      Change in operating assets and liabilities:
          Trade account receivable                                                (509,754)           (227,564)
          Other receivables                                                     (1,988,309)           (865,962)
          Inventories                                                           (1,285,232)          2,279,230
          Prepaid expenses and refundable income tax                            (1,124,018)           (588,612)
          Other assets                                                              44,433             216,468
          Accounts payable                                                         257,776           2,025,220
          Accrued expenses, related parties and taxes payable                     (347,934)            435,356
          Other liabilities                                                         37,710             (33,290)
                                                                          -----------------    ----------------
                  Net cash (used) provided by operating activities             (3,587,354)           4,857,009
                                                                          -----------------    ----------------

Cash flows from investing activities:
      Proceeds from sale of investment security                                  -                     686,400
      Purchase of property, plant and equipment                                   (885,404)         (1,377,845)
      Proceeds from sale of equipment                                              100,509             -
                                                                          -----------------    ----------------
                  Net cash used in investing activities                           (784,895)           (691,445)
                                                                          -----------------    ----------------

Cash flows from financing activities:
      Principal repayments of capital lease obligations                           (163,554)           (113,393)
      Purchase of treasury stock                                                     -                 (54,340)
      Minority interest                                                            228,936            -
                                                                          -----------------    ----------------
                  Net cash provided by (used in) financing activities               65,382            (167,733)
                                                                          -----------------    ----------------

Net (decrease) increase in cash and cash equivalents                            (4,306,867)           3,997,831

Cash and cash equivalents, beginning of period                                   5,697,035           13,597,581
                                                                          -----------------    ----------------

Cash and cash equivalents, end of period                                $        1,390,168    $      17,595,412
                                                                          =================    ================

See accompanying notes to unaudited consolidated condensed financial statements.

                     Elamex, S.A. de C.V. and Subsidiaries
         Notes to Unaudited Consolidated Condensed Financial Statements
                               (In U.S. Dollars)

(1) General

        The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the management of the Company believes that the disclosures presented are adequate to make information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of April 04, 1999 and the results of operations and cash flows for each of the thirteen weeks ended April 04, 1999 and March 19, 1998. The consolidated condensed balance sheet as of December 31, 1998 is derived from the December 31, 1998 audited consolidated financial statements. The results of operations and the cash flows for the thirteen-week period ended April 04, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories

         Inventories consist of the following:

                                                                              April 04,         December 31,
                                                                                 1999               1998
                                                                            ---------------    ---------------
                  Raw materials                                           $     12,974,080   $     12,377,208
                  Work-in-process                                                  222,645            602,679
                  Finished goods                                                 3,497,519          2,429,125
                                                                            ---------------    ---------------
                                                                                16,694,245         15,409,012

                  Reserve for excess and obsolete inventory                     (1,121,413)        (1,078,006)
                                                                            ---------------    ---------------

                                                                          $     15,572,832   $     14,331,006

                                                                            ===============    ===============



(3) Foreign Currency Translation

         Included in "other, net" on the accompanying consolidated condensed statements of operations are foreign exchange losses of $4,913 and $45,957 for the thirteen week periods ended April 04, 1999 and March 29, 1998, respectively. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                              April 04,        December 31,
                                                                                1999               1998
                                                                           ----------------    --------------

                   Cash and cash equivalents                             $         344,524   $       177,459
                   Other receivables                                             2,518,110           878,101
                   Prepaid expenses                                              2,673,136         1,851,550
                   Other assets, net                                               265,895           212,967
                   Accounts payable                                               (719,241)         (355,023)
                   Accrued expenses  and other liabilities                      (1,551,657)       (1,190,945)
                                                                           ----------------    --------------

                   Net non-U.S. currency position                        $       3,530,767   $     1,574,109
                                                                           ================    ==============

                     Elamex, S.A. de C.V. and Subsidiaries
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

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

         The Company has consolidated the operations of this investment. As of April 04, 1999 and March 29, 1998, $0.5 million has been expensed for both thirteen week periods. As of April 04, 1999, the Company has purchased 2,733,164 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1.

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

(5) Income Tax

         Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has estimated income taxes using an expected effective tax rate for the twelve months ended December 31. The expected effective tax rate is based on taxable income subject to Mexican income tax, which includes currency and inflationary gains and losses for its Mexican operations and on U.S. taxable income for its U.S. operations. The Company has recorded a valuation allowance for the entire tax effect of Optimag's net operating loss resulting in an effective tax rate of 75% for the three months ended April 04, 1999. The actual effective tax rate for the year ended December 31, 1999 may differ from that used to estimate taxes on April 04, 1999.

 (6) Earnings per Share

         Basic Earnings per share ("EPS") for the thirteen weeks ended April 04, 1999 and March 29, 1998 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen week period ended April 04, 1999 was 6,866,100, and the weighted average number of shares used to determine EPS at March 29, 1998 was 7,376,977. The Company has no dilutive securities.

(7) Joint Venture

         On July 14, 1998, the Company formed a Joint Venture (JV) with General Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 51% interest in the JV. GE paid approximately $3,500,000 to the Company in exchange for a 49% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex' common stock exercisable at $7.81 per share subject to anti-dilution provisions. GE also received the right to select a representative on the Company's Board. The warrant was valued at $50,000. The JV began with a $10,000,000 commitment of business from GE expected to increase over the next year. The Company recognized a gain on the sale of its interest of the plastics molding and stamped metal operations of $774,505, which is included in other income. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

                     Elamex, S.A. de C.V. and Subsidiaries
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

(8) New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the Company's current operations and policies, the adoption of SFAS 133 is not expected to have a material impact on the financial statements of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  General
         The following table sets forth statement of earnings data as a percentage of net sales, derived from the unaudited Consolidated Condensed Financial Statements included elsewhere herein, for each period presented, unless otherwise indicated.


                             Percentage of Net Sales
                                                                 Thirteen weeks ended
                                                            April 04,             March 29,
                                                              1999                  1998
                                                           (unaudited)           (unaudited)
Net sales...........................................             100.0%            100.0%
Cost of sales.......................................              90.7              88.7
Gross profit........................................               9.3              11.3
Selling, general and administrative expenses........               7.7               8.1
Research and development............................               1.7               1.7
Operating income (loss) ............................              (0.1)              1.4
Other income .......................................               1.3               1.9
Income before income taxes and minority interest....               1.2               3.3
Income tax provision................................               0.9               1.0
Income before minority interest.....................               0.3               2.3
Minority interest...................................               1.2                -
Net income .........................................               1.4               2.3

         Net Sales for the thirteen weeks ended April 04, 1999 increased 11.3% to $31.5 million from $28.3 million for the comparable period in 1998. The increase is primarily due to the transitioning of new projects from ramp-up status to full production and also due to increase in various other projects. For the thirteen weeks ended April 04, 1999, the Company's assembly sales were constant, as opposed to turnkey sales that increased as compared to the same period of 1998.

         Gross Profit decreased 9.4% to $2.9 million or 9.3% as a percentage of sales, for the thirteen weeks ended April 04, 1999, as compared to $3.2 million or 11.3% as a percentage of sales, for the same period of the prior year. The Gross Margin decrease was due to an increase in operating expenses for the ramp-up projects, primarily resulting from a labor wage increase effective at the end of the 4th Quarter of 1998. In addition to the above, the Company's sales mix changed to include a greater percentage of projects with higher levels of material content.

         Selling, General and Administrative (SG&A) Expenses increased 4.2% to $2.4 million for the thirteen weeks ended April 04, 1999, compared to $2.3 million for the same period of the prior year. SG&A Expenses decreased as a percentage of sales to 7.7% for the thirteen weeks ended April 04, 1999, compared to 8.1% for the thirteen weeks ended the same period in 1998. The increase in SG&A Expenses reflects additional staffing and infrastructure in the sales and marketing areas.

         Research and Development (R&D) represents in absolute dollars and as a percentage of net sales, $0.5 million and 1.7%, respectively. These are directly attributed to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Three beta units that were in the field undergoing Beta evaluations at three leading OEMs in the magnetic head business have been sold and verbal commitments have been received for five additional units. The Company has committed to make additional investments of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives. In addition, several players in the industry have expressed interest in participating in the equity funding of the Company.

         Operating Income decreased by 110.3% to ($0.04) million, or (0.1%) of net sales, for the thirteen weeks ended April 04, 1999, from $0.4 million, or 1.4% of net sales, for the thirteen weeks ended March 29, 1998. The decrease in operating income as a percentage of sales was a result of the gross profit decrease and the increase of SG&A Expenses previously mentioned and R&D Expenses.

         Income tax provision decreased to $0.3 million, or 0.9% of net sales for the thirteen weeks ended April 04, 1999, from $0.3 million or 1.0% of net sales for the thirteen weeks ended March 29, 1998. The estimated effective tax rate for the thirteen weeks ended April 04, 1999 was 75% and for March 29, 1998 was 30%. The difference between the effective tax rate and the statutory tax rate of 35% for 1999, is caused primarily by accrued liabilities for expenses deductible in future periods offset by a valuation allowance established for net operating losses generated by Optimag of approximately $1.1 million, negative inflationary effects, and the non-deductible expenses.

Liquidity and Capital Resources

         The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) needs showed an increase for this period. At December 31, 1998, the Company had working capital of $29.4 million compared to $34.4 million at April 04, 1999. This increase was due to an increase in other receivables as well as in inventories.

         For the thirteen weeks ended April 04, 1999, the Company had net cash used by operating activities of $3.3 million which consists of net income of $0.5 million plus depreciation and amortization of $1.1 million, an increase of inventories of $1.3 million, a decrease in accrued and other liabilities of $2.3 million, a decrease in accounts payable of $0.02 million, and other miscellaneous reductions of $0.04 million, offset by an increase in receivables of $2.4 million and prepaid expenses and prepaid income taxes of $3.3 million.

         Cash used by operating activities partially financed additions of $0.8 million of property, plant, and equipment. It also provided cash for the repayment of capital lease obligations.

         The  Company  had  the  following   lines  of  credit  and  outstanding
borrowings at April 04, 1999:

                                                                 Amount       Interest
 Lender of Class of Securities              Type               Outstanding      Rate         Maturity Date

Comerica Bank                   $10 million Line of Credit          -          6.9375%   April 30, 1999
Bank of America                 $10 million Line of Credit          -           8.06%    December 15, 1999
Nations Bank                    $10 million Line of Credit          -            N/A     Processing Renewal
Citibank, S.A.                  $2 million Line of Credit           -            N/A     Processing Renewal
Norwest Bank El Paso            $5 million Line of Credit           -            N/A     Processing Renewal
GE Financial                    Capital Lease                        300,246    7.92%    December 15, 1999
                                                             ----------------
       Total                                                        $300,246
                                                             ================

         Under its several credit agreements,  Elamex has committed to maintain:
(a) a debt service coverage ratio of 1.3, (b) a current ratio no lower than 1.25, (c) a leverage ratio (defined as the ratio of senior indebtedness to the sum of capital plus subordinated indebtedness) no greater than 1.7 and (d) equity plus subordinated indebtedness of no less than $18 million. The Company may not invest in or advance significant amounts to other companies who are not a party to one of the debt agreements. During the last three years, the Company has been in compliance with all material covenants related to its debt obligations and credit agreements.

         The Company is currently persuing potential acquisition candidates which, if successful, would be financed with a combination of cash and debt. Such acquisitions could result in a material decrease in the Company's liquidity.

Research & Development

        As of April 04, 1999 and March 29, 1998, approximately $0.5 million has been expensed as research and development costs. Research and development cost are fully attributable expenses incurred by Optimag, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Three beta units that were in the field undergoing Beta evaluations at three leading OEMs in the magnetic head business have been sold and verbal commitments have been received for five additional units. The Company has committed to make additional investment of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives. In addition, several players in the industry have expressed interest in participating in the equity funding of the Company.

Year 2000 Issue

The Company's state of readiness:

         The Company has formed a Year 2000 task force, consisting of team members from various departments. The Company's Year 2000 task force is proceeding on schedule to identify and address those software programs and embedded chips that for IT and non-IT systems may interpret "00" as the year 1900 instead of the year 2000. The task force is responsible for all Company locations throughout Mexico as well as reviewing relationships with entities external to the organization both in Mexico and the abroad. An inventory of all Elamex (internal) systems that are expected to be affected by the Year 2000 issue has been completed. The task force completed most of its testing during the fourth quarter of 1998, has developed solutions to the problems it has identified, and will continue to test if and when there is a major change in equipment or operating system. A contingency plan will then be developed when a reasonable assessment of a worst case scenario can be determined.

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

         Three of the most important software systems that Elamex uses are the JD Edwards Enterprise Resource Planning ("ERP") software, Payroll and Human Resources, and Customs. In the third Quarter of 1998, the Company completed the installation of the Y2K compliant ERP software on which a majority of the Company's operations are performed. Even though the Payroll and Human Resource system upgrade has been tested for the compliance, it has not been installed permanently since currently we are in the process of evaluating the possibility of replacing the application with a more robust and functional one. If we decide to maintain our current Payroll system it should be upgraded by the 2nd Quarter 1999; and otherwise the new application should be installed by the 3rd Quarter of 1999.

         During the fourth quarter of 1998, the Company tested the ERP software and Customs software for importing and exporting purposes, and found them to be Y2K compliant.

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

Supply Chain Management

         Supply chain management includes the process of identifying those suppliers and customers that are most critical to support the operations of the Company. In some instances Elamex uses raw materials from vendors who have been approved by Elamex' customers. The task force has identified critical vendors and has requested from them in writing their plans and progress in addressing the Year 2000 issue, in the form of a survey. Approximately 78% of the Company's critical vendors have satisfactorily responded to the survey. The Company's contingency plant consists of the Company's working with its customers to follow up with those vendors who have failed to respond or who have not responded in a satisfactory manner, and to identify alternate vendors that will be Year 2000 compliant. In addition, the contingency plan includes using alternate vendors as the need arises during the second and third Quarter of 1999.

Cost of Addressing the Year 2000 Issues:

         The Company has invested approximately $2.9 million in the implementation of the new ERP software. Because the software was purchased to enhance the performance of key areas of the Company as well as improving information available for managerial decisions and customer satisfaction, costs associated with the implementation have been capitalized. The Company has included approximately $0.4 million in its 1999 budget to address the Year 2000 issue.

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

Item 5. Other Information

         Elamex,  S.A. de C.V.  intends to provide  periodic reports pursuant to
Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or equivalent forms, following the customary time deadlines therefor; but, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and it hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations.

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

                                             ELAMEX, S.A. de C.V.

  Date: May 14, 1998                 By:      /s/ Hector M. Raynal
                                               Hector M. Raynal
                                     President and Chief Executive Officer
                                          (Duly Authorized Officer)



  Date: May 14, 1998                 By:      /s/Carlos D. Martens
                                               Carlos D. Martens
                                     Vice-President of Finance and
                                     Chief Financial Officer