Form 10-Q
period 1999-07-02
ELAMEX SA DE CV
filed 1999-08-17
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: July 02, 1999

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

                                Yes __X__ No ____


     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 17, 1999 was:
                                   6,866,100




================================================================================


                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.


PART I    FINANCIAL INFORMATION

Item 1 Consolidated Condensed Balance Sheets as of
       July 02, 1999 (unaudited) and December 31, 1998.........................1

       Consolidated  Condensed  Statement of Earnings for the  Twenty-six and
       Thirteen  Week Periods  Ended July 02, 1999  (unaudited)  and June 28,
       1998 (unaudited)........................................................2

       Consolidated  Condensed  Statements  of Cash Flows for the  Twenty-six
       Week  Periods  ended  July 02,  1999  (unaudited)  and  June 28,  1998
       (unaudited).............................................................3

       Notes    to     unaudited     Consolidated     Condensed     Financial
       Statements..............................................................4



Item 2 Management's  Discussion and Analysis of Financial  Condition and Results
       of Operations...........................................................7



PART II. OTHER INFORMATION

Item 3 Defaults upon Senior Securities........................................11

Item 4 Submission of Matters to a Vote of Security Holders....................11

Item 5 Other Information......................................................11

Item 6 Exhibits and Reports on Form 8-K.......................................11



SIGNATURES......... ..........................................................12




                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                                  ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                  Consolidated Condensed Balance Sheets
                                            (In U. S. Dollars)
                                                                          July 02,           December 31,
                                                                            1999                1998
                                                                        (unaudited)
                                                                      -----------------    ----------------
Assets
Current assets:
      Cash and cash equivalents                                     $       11,158,388           5,697,035
      Receivables
         Trade accounts, net                                                15,625,501          15,578,310
         Other receivables                                                   2,743,359           2,146,325
         Related party note receivable                                           7,992           6,218,141
                                                                      -----------------    ----------------
          Total receivables                                                 18,376,852          23,942,776

      Inventories, net                                                      15,304,981          14,331,006
      Refundable income taxes                                                  484,423           1,590,554
      Prepaid expenses                                                         835,036             836,854
                                                                      -----------------    ----------------
          Total current assets                                              46,159,680          46,398,225

Property, plant and equipment, net                                          33,709,570          34,739,087
Other assets, net                                                              486,733             531,292
                                                                      -----------------    ----------------

                                                                    $       80,355,983          81,668,604
                                                                      =================    ================

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                              $        8,866,602           8,875,526
      Accrued expenses                                                       3,183,016           3,026,020
      Current obligations of capital leases                                    173,469             463,800
      Taxes payable                                                          1,698,812             614,476
      Deferred income taxes, net                                             2,619,450           6,144,184
                                                                      -----------------    ----------------
          Total current liabilities                                         16,541,349          19,124,006

Other liabilities                                                              408,991             347,032
Deferred income taxes, net                                                     853,166             664,309
                                                                      -----------------    ----------------
          Total liabilities                                                 17,803,506          20,135,347

Minority Interest                                                            2,203,968           2,441,365

Stockholders' equity:
      Common stock, 22,500,000 shares authorized, 7,400,000  shares
         issued and 6,866,100 outstanding.                                  35,060,468          35,060,468
      Retained earnings                                                     27,806,173          26,549,556
      Treasury stock                                                        (2,518,132)         (2,518,132)
                                                                      -----------------    ----------------
          Total stockholders' equity                                        60,348,509          59,091,892
                                                                      -----------------    ----------------

Commitments and contingencies                                                   -                   -

                                                                    $       80,355,983          81,668,604
                                                                      =================    ================

See accompanying notes to unaudited consolidated condensed financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               (In U. S. Dollars)


                                                                 Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                           ---------------------------------   --------------------------------
                                                             July 02,          June 28,          July 02,          June 28,
                                                               1999              1998              1999              1998
                                                            (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                           --------------   ----------------   --------------    --------------

Net sales                                                $    32,195,276         30,667,807       63,695,983        58,973,565
Cost of sales                                                 28,735,459         26,734,363       57,317,731        51,842,901
                                                           --------------   ----------------   --------------    --------------

         Gross Profit
                                                               3,459,817          3,933,444        6,378,252         7,130,664

Operating expenses:
     General and administrative                                1,954,298          1,955,746        3,873,756         3,947,308
     Selling                                                     429,508            432,312          920,075           743,464
     Research and development                                    453,547            496,019        1,003,145           989,621
                                                           --------------   ----------------   --------------    --------------
         Total operating expenses                              2,837,353          2,884,077        5,796,976         5,680,393
                                                           --------------   ----------------   --------------    --------------

         Operating income (expense)                              622,464          1,049,367          581,276         1,450,271

Other income (expense):
     Interest income                                             215,233            252,594          491,656           483,390
     Interest expense                                           (129,303)           (44,996)        (209,797)          (89,457)
     Other, net                                                  308,260             79,011          518,024           420,121
                                                           --------------   ----------------   --------------    --------------
         Total other income                                      394,190            286,609          799,883           814,054
                                                           --------------   ----------------   --------------    --------------

         Income before income taxes and minority interest      1,016,654          1,335,976        1,381,159         2,264,325

     Income tax provision                                        251,644            378,149          525,875           656,654
                                                           --------------   ----------------   --------------    --------------

     Income before minority interest                             765,010            957,827          855,284         1,607,671

     Minority interest                                            37,089                  -          401,333                 -
                                                           --------------   ----------------   --------------    --------------

         Net income                                      $       802,099            957,827        1,256,617         1,607,671
                                                           ==============   ================   ==============    ==============


     Basic and diluted income per common share           $          0.12               0.13             0.18              0.22
     Weighted average shares outstanding                       6,866,100          7,365,865        6,866,100         7,367,042
                                                           ==============   ================   ==============    ==============

See accompanying notes to unaudited consolidated condensed financial statements.

                                    ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                               Consolidated Condensed Statements of Cash Flows
                                              (In U. S. Dollars)

                                                                                 Twenty-six Weeks Ended
                                                                          -------------------------------------
                                                                              July 02,            June 28,
                                                                                1999                1998
                                                                            (unaudited)          (unaudited)
                                                                          -----------------    ----------------
Cash flows from operating activities:
   Net income                                                           $        1,256,617           1,607,671
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization                                              2,368,903           2,056,450
      Allowance for doubtful trade accounts receivable                            (146,547)            167,844
      Minority interest                                                           (401,333)              -
      Allowance for excess and obsolete inventory                                   64,548            (326,304)
      Deferred income taxes (benefit) expense                                   (3,335,877)            469,269
      Loss on disposal of equipment                                                146,587             163,438

      Change in operating assets and liabilities:
          Trade accounts receivable                                                 99,356          (1,999,539)
          Other receivables                                                       (597,034)         (1,729,534)
          Related party note receivable                                          6,210,149               -
          Inventories                                                           (1,038,523)          2,324,427
          Prepaid expenses and refundable income taxes                           1,107,949          (1,875,420)
          Other assets                                                              69,739              33,804
          Accounts payable                                                          (8,924)          1,805,147
          Accrued expenses and taxes payable                                     1,241,332             260,518
          Other liabilities                                                         61,959              43,965
                                                                          -----------------    ----------------
                  Net cash provided by operating activities                      7,098,901           3,001,736
                                                                          -----------------    ----------------

Cash flows from investing activities:
      Proceeds from sale of investment security                                      -               2,080,000
      Purchase of property, plant and equipment                                 (1,622,658)         (2,208,965)
      Proceeds from sale of equipment                                              111,505               -
                                                                          -----------------    ----------------
                  Net cash used by investing activities                         (1,511,153)           (128,965)
                                                                          -----------------    ----------------

Cash flows from financing activities:
      Principal repayments of capital lease obligations                           (290,331)           (268,753)
      Purchase of treasury stock                                                     -                (222,953)
      Minority interest contribution                                               163,936               -
                                                                          -----------------    ----------------
                  Net cash used by financing activities                           (126,395)           (491,706)
                                                                          -----------------    ----------------

Net increase in cash and cash equivalents                                        5,461,353           2,381,065

Cash and cash equivalents, beginning of period                                   5,697,035          13,597,581
                                                                          -----------------    ----------------

Cash and cash equivalents, end of period                                $       11,158,388          15,978,646
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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of July 02, 1999, the results of operations for the thirteen and twenty-six week periods ended July 02, 1999 and June 28, 1998 and cash flows for the twenty-six week periods ended July 02, 1999 and June 28, 1999. The consolidated condensed balance sheet as of December 31, 1998 is derived from the December 31, 1998 audited consolidated financial statements. The results of operations for the twenty-six week periods ended July 02, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories

         Inventories consist of the following:

                                                                           July 02,         December 31,
                                                                             1999               1998
                                                                        ---------------    ---------------

                  Raw materials                                       $     11,545,857   $     12,377,208
                  Work-in-process                                              438,390            602,679
                  Finished goods                                             4,463,241          2,429,125
                                                                        ---------------    ---------------
                                                                            16,447,488         15,409,012

                  Reserve for excess and obsolete inventory                 (1,142,507)        (1,078,006)
                                                                        ---------------    ---------------

                                                                      $     15,304,981   $     14,331,006

                                                                        ===============    ===============

(3) Foreign Currency Translation

     Included in "other, net" on the accompanying consolidated condensed statements of earnings are foreign exchange gains of $35,354 and $30,441 for the thirteen and twenty-six week periods ended July 02, 1999, and $119,701 and $73,744 for the thirteen and twenty-six week periods ended June 28, 1998. Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                         July 02,          December 31,
                                                                           1999                1998
                                                                      ----------------    ----------------

                   Cash and cash equivalents                        $         294,920   $         177,459
                   Other receivables                                        1,684,364             878,101
                   Prepaid expenses                                         2,311,613           1,851,550
                   Other assets, net                                          300,652             212,967
                   Accounts payable                                          (914,371)           (355,023)
                   Accrued expenses and other liabilities                  (1,937,077)         (1,190,945)
                                                                      ----------------    ----------------

                   Net non-U.S. currency position                   $       1,740,101   $       1,574,109
                                                                      ================    ================

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

     The Company has consolidated the operations of this investment. As of July 02, 1999 and June 28, 1998, $0.9 million and $1.1 million has been expensed respectively for both twenty-six week periods. As of July 02, 1999, the Company has purchased 2,733,164 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1.

     During 1999, the Company agreed to commit additional funding to Optimag for up to a total of $1,000,000. Funding will be provided in five tranches of $200,000 each, subject to achievement of certain performance objectives. The first tranch was paid January 19, 1999 and was matched by Optimag management (one time only) for approximately the same amount.

     In January 1999, the Company settled with a company (claimant) which had a claim against the management of Optimag. The settlement consisted of payment of $25,000 to the claimant immediately and $125,000 lump sum two years from the date of settlement. Additionally, a 2% royalty was agreed to be paid to the claimant on the first $15,000,000 in Optimag sales.

(5) Income Tax

     Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has estimated income taxes using an expected effective tax rate for the twelve months ended December 31. The expected effective tax rate is based on taxable income subject to Mexican income tax, which includes currency and inflationary gains and losses for its Mexican operations and on U.S. taxable income for its U.S. operations. The Company has recorded a valuation allowance for the entire tax effect of Optimag's net operating loss resulting in an effective tax rate of 38% for the twenty-six weeks ended July 02, 1999. The effective tax rate for the thirteen weeks ended July 02, 1999 approximated 25%. The actual effective tax rate for the year ended December 31, 1999 may differ from that used to estimate taxes on July 02, 1999.

 (6) Earnings per Share

     Basic and diluted income per common share ("EPS") for the thirteen and twenty-six weeks ended July 02, 1999 and June 28, 1998 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen and twenty-six week period ended July 02, 1999 were 6,866,100, and the weighted average number of shares used to determine EPS at June 28, 1998 were 7,365,865 and 7,367,042 for the thirteen and twenty-six week period respectively. The Company has no dilutive securities.

 (7) New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Given the Company's current operations and policies, the adoption of SFAS 133 is not expected to have a material impact on the financial statements of the Company.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements with fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 has not had a material impact on the Company's financial statements.

                      Elamex, S.A. de C.V. and Subsidiaries

         Notes to unaudited Consolidated Condensed Financial Statements

                               (In U.S. Dollars)

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 has not had a material impact on the Company's financial statements.

(8) Subsequent Events

     On July 27, 1999, the Company consummated the purchase of 100 percent of the common stock of Precision Tool, Die & Machine Company, Inc. ("Precision"), a Louisville, Kentucky supplier of metal stamping products and engineering services for the automotive, appliance and industrial controls systems company for $20.3 million in cash ("Precision"). Precision operates two facilities with a combined square footage of 206,000 square feet in Louisville, Kentucky. The facilities are both ISO 9002 and QS 9000 registered. Major customers for Precision include General Electric, Whirlpool, Trane and Johnson Controls.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  General

     The following table sets forth statements of earnings data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             Percentage of Net Sales

                                                            Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                         July 02,           June 28,          July 02,         June 28,
                                                           1999               1998              1999             1998
                                                        (unaudited)        (unaudited)      (unaudited)      (unaudited)
Net sales.........................................         100.0%            100.0%            100.0%           100.0%
Cost of sales.....................................          89.3              87.2              90.0             87.9
Gross profit......................................          10.7              12.8              10.0             12.1
Selling, general and administrative expenses......           7.4               7.8               7.5              8.0
Research and development..........................           1.4               1.6               1.6              1.7
Operating income .................................           1.9               3.4               0.9              2.5
Other income .....................................           1.2               0.9               1.3              1.4
Income before income taxes and minority interest..           3.2               4.4               2.2              3.8
Income tax provision..............................           0.8               1.2               0.8              1.1
Income before minority interest...................           2.4               3.1               1.3              2.7
Minority interest.................................           0.1                -                0.6               -
Net income .......................................           2.5               3.1               2.0              2.7

     Net Sales for the thirteen weeks ended July 02, 1999 increased 4.9% to $32.2 million from $30.7 million for the comparable period in 1998. Net sales for the twenty-six weeks ended July 02, 1999 increased 8.0% to $63.7 million from $59.0 million for the same period in 1998. The increase is primarily due to the transitioning of new projects from ramp-up status to full production and also due to fluctuations in demand from certain customers. For the thirteen and twenty-six week periods ended July 02, 1999, the Company's assembly sales decreased slightly, as opposed to turnkey sales that increased in slight proportion compared to the same period of 1998.

     Gross Profit decreased 11.4% to $3.5 million or 10.7% as a percentage of sales for the thirteen weeks ended July 02, 1999, as compared to $3.9 million or 12.8% as a percentage of sales for the same period of the prior year. Gross profit decreased 10.9% to $6.4 million for the twenty-six weeks ended July 02, 1999 from $7.1 million for the same period in 1998. The Gross Margin decrease was due to an increase in overhead expenses. In addition, the Company's sales mix changed to include a greater percentage of projects with higher levels of material content.

     Selling, General and Administrative (SG&A) Expenses were $2.4 million for the thirteen weeks ended July 02, 1999 and June 28, 1998. SG&A Expenses decreased as a percentage of sales to 7.4% for the thirteen weeks ended July 02, 1999, compared to 7.8% for the thirteen weeks ended the same period in 1998.

     Research and Development (R&D) represents in absolute dollars and as a percentage of net sales, $0.5 million and 1.4%, respectively. These are directly attributed to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Six Beta units that were in the field undergoing Beta evaluations at several OEMs in the magnetic head business have been sold and verbal commitments have been received for six additional units. The Company has committed to make additional investments of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives. In addition, several players in the industry have expressed interest in participating in the equity funding of the Company.

     Operating Income decreased by 40.7% to $0.6 million, or 1.9% of net sales and by 59.9% to $0.6 million, or 0.9% of net sales for the thirteen and twenty six week periods ended July 02, 1999, from $1.0 million, or 3.4% of net sales and $1.5 million, or 2.5% of net sales for the thirteen and twenty-six week periods ended June 28, 1998 respectively. The decrease in operating income as a percentage of sales was a result of the gross profit decrease for the thirteen and twenty-six week periods, the increase in selling expenses for the twenty-six week periods, which reflects additional staffing and infrastructure in the sales and marketing areas and which was minimally offset by the decrease in SG&A expenses as a percentage of sales for both the thirteen and twenty-six week periods.

     Income tax provision decreased to $0.3 million, or 0.8% of net sales for the thirteen weeks ended July 02, 1999, from $0.4 million or 1.2% of net sales for the thirteen weeks ended June 28, 1998. The estimated effective tax rate for the thirteen weeks ended July 02, 1999 was 25% and for the thirteen weeks ended June 28, 1998 was 28%. The effective tax rate for the twenty-six weeks ended July 02, 1999 approximated 38% compared to 29% for the same period in 1998. The difference between the effective tax rate and the statutory tax rate of 35% for 1999, is caused primarily by inflationary effects offset by a valuation allowance established for net operating losses generated by Optimag of approximately $1.1 million and non-deductible expenses.

Liquidity and Capital Resources

     The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) showed a decrease for this period. As of December 31, 1998, the Company had working capital of $29.4 million compared to $24.8 million at July 02, 1999. This decrease was due to the decrease in other assets for payment of a related party note, which was partially offset by an increase in inventories.

     For the twenty-six weeks ended July 02, 1999, the Company had net cash provided by operating activities of $7.1 million. This was funded by net income of $1.3 million, depreciation and amortization of $2.4 million, a decrease in related parties of $6.2 million, prepaid expenses and refundable income taxes of $1.1, and accrued expenses and taxes payable of $1.2 million. This was offset by a deferred income tax benefit of $3.3 million, increase in other receivables of $0.5 million, and inventories $1.0 million.

     Cash provided by operating activities partially financed additions of $1.5 million of property, plant, and equipment. It also provided cash for the repayment of capital lease obligations.

     The Company had the following lines of credit and outstanding borrowings as of July 02, 1999:

                                                                 Amount       Interest
 Lender of Class of Securities              Type               Outstanding      Rate         Maturity Date
 -----------------------------              ----               -----------      ----         -------------
Bank of America                 $10 million Line of Credit          -           8.31%    December 15, 1999
Norwest Bank El Paso            $5 million Line of Credit           -            N/A     TBA
GE Financial                    Capital Lease                     173,469       7.92%    December 15, 1999
                                                             ----------------
       Total                                                     $173,469
                                                             ================

     Under its several credit agreements, Elamex has committed to maintain: (a) a debt service coverage ratio of 1.25 to 1, (b) a cash flow ratio not to be less than 2.50, (c) a leverage ratio (defined as total liabilities divided by net worth minus goodwill) no greater than 0.90. The Company may not invest in or advance significant amounts to other companies who are not a party to one of the debt agreements. During the last three years, the Company has been in compliance with all material covenants related to its debt obligations and credit agreements.

     The Company is currently pursuing potential acquisition candidates which, if successful, would be financed with a combination of cash and debt. Such acquisitions could result in a material decrease in the Company's liquidity.

     Derived from the Company's pursuing potential acquisition candidates, on July 27, 1999, the Company consummated the purchase of all of the common stock of Precision Tool, Die & Machine Company, Inc., a Kentucky corporation ("Precision"). The Company acquired the stock from the shareholders of the privately held company for U.S. $20.3 million in cash. The purchase price was determined through arm's length negotiations between the Company and such shareholders. None of the shareholders of Precision had any pre-existing relationship with the Company or any of its affiliates, directors, officers or associates.

     The purchase price was financed with cash on hand of the Company in the amount of U.S. $5.3 million and a loan agreement with General Electric Capital Corporation and Comerica Bank. Under such loan agreement ("the Facility") the Company borrowed U.S. $15.0 million. The Facility allows the Company to borrow up to 83.33% of a borrowing base reflecting the value of the Precision shares plus certain accounts receivable. The Facility extends through February 01, 2000 with an option to renew for an additional 6 months and bears interest at a floating rate of LIBOR + 3% per annum until February 01, 2001, then LIBOR + 3.5% thereafter. The Facility provides an option to the Company to borrow subsequent amounts in multiples of $2.5 million to a maximum of U.S. $20.0 million.

Research & Development

     In each of the twenty-six week periods ended July 02, 1999 and June 28, 1998, approximately $1.0 million has been expensed as research and development costs. Research and development costs are fully attributable to expenses incurred by Optimag in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Six Beta units that were in the field undergoing Beta evaluations at several OEMs in the magnetic head business have been sold and verbal commitments have been received for six additional units. The Company has committed to make an additional investment of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives.

Year 2000 Issue

The Company's state of readiness:

     The Company has formed a Year 2000 task force, consisting of team members from various departments. The Company's Year 2000 task force is proceeding on schedule to identify and address those software programs and embedded chips that for IT and non-IT systems may interpret "00" as the year 1900 instead of the year 2000. The task force is responsible for all Company locations throughout Mexico as well as reviewing relationships with entities external to the organization both in Mexico and abroad. An inventory of all Elamex internal systems that are expected to be affected by the Year 2000 issue has been completed. The task force completed most of its testing during the fourth quarter of 1998, has developed solutions to the problems it has identified, and will continue to test if and when there is a material change in equipment or operating system. A contingency plan will then be developed when a reasonable assessment of a worst case scenario can be determined.

     The task force is concentrating on three areas critical to the operations of the Company: manufacturing and industrial facilities, information technology infrastructure, and third-party suppliers and customers (supply chain management).

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

     Three of the most important software systems that Elamex uses are the JD Edwards Enterprise Resource Planning ("ERP") software, Payroll and Human Resources, and Customs. In the third Quarter of 1998, the Company completed the installation of the Y2K compliant ERP software on which a majority of the Company's operations are performed. Our Payroll and Human Resources System has been tested and an upgrade will be installed during the 3rd week of August 1999. During the fourth quarter of 1998, the Company tested the ERP software and Customs software for importing and exporting purposes, and found them to be Y2K compliant.

     The Company's contingency plan for unexpected problems with software applications consists of contracting services in advance from a programming firm for five (5) weeks that would cover part of January and part of February, 2000. The objective is to have available programming resources to fix unidentified problems. In fulfillment of the contingency plan, Elamex has already identified firms that the Company believes will meet its needs and is negotiating an arrangement with one of them.

     A majority of the Company's systems hardware has been certified as Year 2000 compliant by its vendors. During the fourth quarter of 1998 the Company tested the complete network infrastructure. The results of the test helped to identify certain problems with some personal computers used in non-critical processes. The task force identified potential problems with two PBX systems late in 1998. The task force has concluded that the PBX system will not present a year 2000 problem.

Supply Chain Management

     Supply chain management includes the process of identifying those suppliers and customers that are most critical to support the operations of the Company. In some instances Elamex uses raw materials from vendors who have been approved by Elamex' customers. The task force has identified critical vendors and has requested from them, in writing, their plans and progress in addressing the Year 2000 issue, in the form of a survey. Approximately 90% of the Company's critical vendors have satisfactorily responded to the survey. The Company's contingency plan consists of the Company's working with its customers to follow up with those vendors who have failed to respond or who have not responded in a satisfactory manner, and to identify alternate vendors that will be Year 2000 compliant. In addition, the contingency plan includes using alternate vendors as the need arises during the third Quarter of 1999.

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

Risks Associated with the Company's Year 2000 Issues:

     Failure to properly address the Year 2000 issue can result in an interruption of the normal business activities of the Company. Because of the uncertainty inherent in the Year 2000 issue, and the unfinished efforts of the task force to identify those critical customers and suppliers that are not or will not be Year 2000 compliant, the Company is unable, at this time, to determine the impact any Year 2000 failures will have on the Company's results of operations, liquidity or financial condition. Nonetheless, the Company believes that it is taking the appropriate steps to reduce its risk of possible interruptions or failures that could adversely impact the viability of the Company.

Contingency Plan:

     Contingency plans for the three critical areas detailed above will be reviewed as the testing phase is completed for each area. At that point, the Company feels that it can reasonably determine the extent of its worst case scenario for each area and develop plans accordingly to mitigate the risks inherent in the Year 2000 issue. Contingency plans are expected to be completed by the end of the third quarter of 1999.

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


     (a) Exhibits


      Exhibit
      Number                          Description

          3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

               *Filed as an exhibit to the Company's Registration Statement on Form s-1, file No. 333-01768

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company files three reports on Form 8-K during the quarter ended July 02, 1999.

          i) On April 30, 1999, the Company filed a Form 8-K reporting a Change in Registrant's Certifying Accountant.

          ii) On May 17, 1999, the Company filed a Form 8-K Amendment ("Amendment No. 1") to the original 8-K filed with the Commission on April 30, 1999. The amendment was filed to incorporate exhibits not existing in the original Form 8-K.

          iii) On May 24, 1999, the Company filed a Form 8-K Amendment ("Amendment No. 2") to the original 8-K filed with the Commission on April 30, 1999. This amendment was filed to amend Exhibit 16 (Letter re Change in Auditors) filed originally on Form 8-K Amendment No. 1 on May 17, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                                   ELAMEX, S.A. de C.V.

Date: August 17, 1999                      By:       /s/ Hector M. Raynal
                                           -------------------------------------
                                                     Hector M. Raynal
                                           President and Chief Executive Officer
                                                 (Duly Authorized Officer)



Date: August 17, 1999                      By:       /s/ Carlos D. Martens
                                           -------------------------------------
                                                     Carlos D. Martens
                                               Vice-President of Finance and
                                                  Chief Financial Officer