Form 10-Q
period 1999-10-01
ELAMEX SA DE CV
filed 1999-11-23
CIK 1009302

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: October 01, 1999
                                      ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 15, 1999 was:

                                        6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                    TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

    Item 1.    Consolidated Condensed Balance Sheets as of
               October 01, 1999 (unaudited) and December 31, 1998 ........   1

               Consolidated Condensed Statement of Earnings
               for the Thirteen and Thirty-nine Week Periods
               Ended October 01, 1999 (unaudited) and
               September 27, 1998 (unaudited) ............................   2

               Consolidated Condensed Statements of Cash Flows
               for the Thirty-nine Week Periods ended
               October 01, 1999 (unaudited) and
               September 27, 1998 (unaudited) ............................   3

               Notes to unaudited Consolidated Condensed
               Financial Statements ......................................   4

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................   8

    Item 3.    Qualitative and Quantitative Disclosures About Market
               Risk ......................................................  11

PART II. OTHER INFORMATION

    Item 3.    Defaults upon Senior Securities ...........................  12

    Item 4.    Submission of Matters to a Vote of Security Holders .......  12

    Item 5.    Other Information .........................................  12

    Item 6.    Exhibits and Reports on Form 8-K ..........................  12

SIGNATURES ...............................................................  13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)

                                                  October 01,      December 31,
                                                      1999            1998
                                                  (Unaudited)
                                                  ------------     ------------
Assets
Current assets:
    Cash and cash equivalents                     $  4,380,103        5,697,035

    Receivables
       Trade accounts, net                          28,582,719       15,578,310

       Other receivables                             3,227,922        2,146,325

       Related party note receivable                        --        6,218,141
                                                  ------------     ------------

       Total receivables                            31,810,641       23,942,776
                                                  ------------     ------------

    Inventories, net                                20,285,314       14,331,006

    Refundable income taxes                            944,446        1,590,554

    Prepaid expenses                                 2,438,659          836,854
                                                  ------------     ------------

       Total current assets                         59,859,163       46,398,225

Property, plant and equipment, net                  51,316,240       34,739,087

Goodwill                                            10,072,779               --

Other assets, net                                      595,584          531,292
                                                  ------------     ------------

                                                  $121,843,766       81,668,604
                                                  ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                 $ 21,678,810               --

    Accounts payable                                19,453,220        8,875,526

    Accrued expenses                                 6,745,884        3,026,020

    Current installments of long-term debt             598,000               --

    Current obligations of capital leases               95,803          463,800

    Taxes payable                                      590,203          614,476

    Deferred income taxes, net                       4,659,900        6,144,184

    Due to related parties                                  --               --
                                                 -------------    -------------

       Total current liabilities                    53,821,820       19,124,006

Long-term debt, excluding current installments       2,955,000               --

Capital lease obligations, excluding current
    obligations                                             --               --

Other liabilities                                      440,866          347,032

Deferred income taxes, net                           2,186,639          664,309
                                                 -------------    -------------

       Total liabilities                            59,404,325       20,135,347

Minority Interest                                    1,747,796        2,441,365

Stockholders' equity:
    Preferred stock, authorized 50,000,000
       shares, none issued or outstanding                   --               --
    Common stock, 22,500,000 authorized,
       7,400,000 shares issued and
       6,866,100 outstanding                        35,060,468       35,060,468

    Retained earnings                               28,149,309       26,549,556

    Treasury stock                                  (2,518,132)      (2,518,132)
                                                 -------------    -------------

       Total stockholders' equity                   60,691,645       59,091,892
                                                 -------------    -------------

Commitments and contingencies                               --               --

                                                 $ 121,843,766       81,668,604
                                                 =============    =============

See accompanying notes to unaudited consolidated condensed financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                               (In U. S. Dollars)

                                                    13 Weeks ended                               39 Weeks ended
                                    ---------------------------------------------------------------------------------------
                                    October 01, 1999      September 27, 1998      October 01, 1999       September 27, 1998
                                      (unaudited)           (unaudited)              (unaudited)              (unaudited)
                                    ---------------------------------------------------------------------------------------

Net sales                              $ 48,456,405          30,757,355              112,152,388              89,730,920
                                       ------------          ----------              -----------              ----------

Cost of sales                            44,232,229          27,146,426              101,549,960              78,989,327
                                       ------------          ----------              -----------              ----------

     Gross Profit                         4,224,176           3,610,929               10,602,428              10,741,593
                                       ------------          ----------              -----------              ----------

Operating expenses:

     General and administrative           3,122,526           1,528,330                6,996,282               5,475,638

     Selling                                466,642             479,730                1,386,717               1,223,194

     Research and development               224,512             284,242                1,227,657               1,273,863
                                       ------------          ----------              -----------              ----------

     Total operating expenses             3,813,680           2,292,302                9,610,656               7,972,695
                                       ------------          ----------              -----------              ----------

     Operating income (loss)                410,496           1,318,627                  991,772               2,768,898
                                       ------------          ----------              -----------              ----------

Other income (expense):

   Interest income                           88,686             258,315                  580,342                 741,705

   Interest expense                        (516,914)            (42,706)                (726,711)               (132,163)

   Other, net                              (147,605)            625,898                  370,419               1,046,019
                                       ------------          ----------              -----------              ----------

     Total other income (expense)          (575,833)            841,507                  224,050               1,655,561
                                       ------------          ----------              -----------              ----------

     Income before income taxes
     and minority interest                 (165,337)          2,160,134                1,215,822               4,424,459

   Income tax provision                      16,125           1,479,486                  542,000               2,136,140
                                       ------------          ----------              -----------              ----------

   Income before minority interest         (181,462)            680,648                  673,822               2,288,319

   Minority interest                        524,598                  --                  925,931                      --
                                       ------------          ----------              -----------              ----------

     Net income                        $    343,136             680,648                1,599,753               2,288,319
                                       ============          ==========              ===========              ==========

   Basic and diluted income
      per common share                 $       0.05                0.09                     0.23                    0.31

   Weighted average shares
      outstanding                         6,866,100           7,350,000                6,866,100               7,361,219
                                       ============          ==========              ===========              ==========

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               (In U. S. Dollars)

                                                                                        39 Weeks Ended
                                                                               ---------------------------------
                                                                               October 01,         September 27,
                                                                                  1999                 1998
                                                                               (unaudited)          (unaudited)
                                                                               ---------------------------------
Cash flows from operating activities:
   Net income                                                                  $  1,599,753         2,288,319
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                             4,025,209         3,144,539
        Allowance for doubtful trade accounts receivable                           (247,825)          167,849
        Gain on sale of minority interest in plastics division                           --          (651,345)
        Minority interest                                                          (930,035)           22,240
        Allowance for excess and obsolete inventory                                 214,731          (413,848)
        Deferred income taxes (benefit) expense                                  (2,411,270)          526,450
        Loss on disposal of equipment                                               158,275           163,438
        Change in operating assets and liabilities, net of acquisition:
             Trade accounts receivable                                           (2,430,033)       (2,525,401)
             Other receivables                                                     (492,462)       (2,077,501)
             Inventories                                                         (2,315,820)          189,461
             Prepaid expenses and refundable income taxes                          (508,384)         (168,446)
             Other assets                                                           376,552           205,822
             Accounts payable                                                      (111,839)        6,618,569
             Accrued expenses and taxes payable                                   2,955,866        (1,585,560)
             Other liabilities                                                       93,834            40,603
                     Net cash provided by operating activities                      (23,448)        5,945,189

Cash flows from investing activities:
        Proceeds from sale of investment security                                        --         2,080,000
        Purchase of property, plant and equipment                                (5,771,358)       (7,691,603)
        Proceeds from sale of equipment                                             152,971                --
        Business acquisition, net of cash acquired                              (19,852,562)               --
        Proceeds from sale of minority interest in plastics division, net                --         3,198,000
        Advances to related party                                                 6,218,141                --
                     Net cash used by investing activities                      (19,252,808)       (2,413,603)

Cash flows from financing activities:
        Net increase (decrease) in notes payable                                 18,378,810                --
        Repayment of long-term debt                                                (287,955)               --
        Principal repayments of capital lease obligations                          (367,997)         (346,111)
        Purchase of treasury stock                                                       --          (222,953)
        Minority interest contribution                                              236,466                --
        Issue of warrant                                                                 --            50,000
                     Net cash used by financing activities                       17,959,324          (519,064)

Net (decrease) increase in cash and cash equivalents                             (1,316,932)        3,012,522

Cash and cash equivalents, beginning of period                                    5,697,035        13,597,581

Cash and cash equivalents, end of period                                       $  4,380,103        16,610,103
                                                                               ============      ============

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

(1) General

      The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of October 01, 1999, the results of operations for the thirteen and thirty-nine week periods ended October 01, 1999 and September 27, 1998 and cash flows for the thirty-nine week periods ended October 01, 1999 and September 27, 1999. The consolidated condensed balance sheet as of December 31, 1998 is derived from the December 31, 1998 audited consolidated financial statements. The results of operations for the thirty-nine week periods ended October 01, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2) Inventories

      Inventories consist of the following:

                                                     October 01,    December 31,
                                                         1999          1998
                                                    ------------   ------------

      Raw materials                                 $ 15,797,230   $ 12,377,208
      Work-in-process                                  1,780,847        602,679
      Finished goods                                   4,082,225      2,429,125
                                                    ------------   ------------
                                                      21,660,302     15,409,012

      Reserve for excess and obsolete inventory       (1,374,988)    (1,078,006)
                                                    ------------   ------------

                                                    $ 20,285,314   $ 14,331,006
                                                    ============   ============

(3) Foreign Currency Translation

      Included in "other, net" on the accompanying consolidated condensed statements of earnings are foreign exchange gains (losses) of $3,043 and $27,984 for the thirteen and thirty-nine week periods ended October 01, 1999, and $73,596 and ($284,889) for the thirteen and thirty-nine week periods ended September 27, 1998.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                            October 01,       December 31,
                                                1999              1998
                                            -----------       -----------

            Cash and cash equivalents       $   383,288       $   177,459
            Other receivables                   228,699           878,101
            Prepaid expenses                  3,031,127         1,851,550
            Other assets, net                   204,326           212,967
            Accounts payable                 (1,350,888)         (355,023)
            Accrued expenses and other
            liabilities                      (2,240,187)       (1,190,945)
                                            -----------       -----------

            Net non-U.S. currency position  $   256,365       $ 1,574,109
                                            ===========       ===========

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

      The Company has consolidated the operations of this investment. As of October 01, 1999 and September 27, 1998, $1.2 million and $ 1.3 million have been expensed respectively for both thirty-nine week periods. As of October 01, 1999, the Company has purchased 2,733,164 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1, subsequently, the Company sold its shares in Optimag on October 15, 1999 for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000.

(5) Acquisition of Precision Tool, Die, and Machine Company

      On July 27, 1999, Elamex, S.A. de C.V. (the "Company") consummated the purchase of all of the common stock of Precision Tool, Die & Machine Company, Inc., a Kentucky corporation ("Precision"). The Company acquired the stock from the shareholders of the privately held company for U.S. $20.3 million in cash. The purchase price was determined through arm's length negotiations between the Company and such shareholders. None of the shareholders of Precision had any pre-existing relationship with the Company or any of its affiliates, directors, officers or associates.

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

      The Precision acquisition was accounted for as a purchase. The excess of purchase price over the fair value of net assets acquired was $10.2 million, and is being amortized on a straight line basis over 20 years. Amortization expense during the thirteen weeks ended October 1, 1999 was $0.1 million. The purchase price was financed with cash on hand of the Company in the amount of U.S. $5.3 million plus loans from General Electric Capital Corporation and Comerica Bank.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

      In connection with the acquisition of Precision, the Company assumed and incurred certain debt. The terms and outstanding borrowings of this debt as of October 01, 1999 are as follows:

                                                            Amount          Interest
Lender                     Type of Borrowing              Outstanding         Rate         Minority Date
------                     -----------------              -----------         ----         -------------
Bank One                   $3 million Line of Credit     $2.45 million     Prime-3/4%      October  25, 1999

Bank One                   $4 million Line of Credit     $ 4.0 million     Prime -1/4%     February 25, 2000

G.E. Capital               Bridge Loan                   $7.61 million     LIBOR + 300     February 1, 2000
                                                                          Basis Points

Comerica                   Bridge  Loan                  $7.61 million     LIBOR + 300     February 1, 2000
                                                                          Basis Points

Industrial Revenue Bonds   Term Loan                     $3.55 million        5.67%        March 31, 2007

      Proforma results of operations for the thirty-nine week periods ended October 1, 1999 and September 27, 1998 as though the companies had combined at the beginning of the periods presented are as follows:

                                  Thirty-nine weeks      Thirty-nine weeks ended
                                ended October 1, 1999      September 27, 1998
                                ---------------------      ------------------
Net Sales                            144,857,768            134,832,000

Net Income                             1,451,016              2,014,890

Basic and diluted income per
common share                                0.21                   0.27

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

(6) Income Tax

      The Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. Deferred tax assets are reduced by any tax benefit, the realization of which is not considered to be more likely than not.

      In accordance with SFAS 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirty-nine weeks ended October 10, 1999 of approximately 45%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with Optimag's tax loss carryforwards in the U.S., as realization of these benefits are not considered more likely than not at this time.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

(7) Earnings per Share

      Basic and diluted income per common share ("EPS") for the thirteen and thirty-nine weeks ended October 01, 1999 and September 27, 1998 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen and thirty-nine week periods ended October 01, 1999 were 6,866,100, and the weighted average number of shares used to determine EPS were 7,350,000 and 7,361,219 for the thirteen and thirty-nine week periods ended September 27, 1998, respectively. The Company has no dilutive securities.

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

(9) Subsequent Events

      The Company sold its shares in Optimag on October 15, 1999 for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000.

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

                             Percentage of Net Sales

                                           Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                           --------------------          -----------------------
                                       October 01,    September 27,    October 01,    September 27,
                                          1999             1998           1999            1998
                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales .....................            100%            100%            100%            100%
Cost of sales .................           91.3%           88.3%           90.5%           88.0%
Gross profit ..................            8.7%           11.7%            9.5%           12.0%
Selling, general and
  administrative expenses .....            7.4%            6.6%            7.4%            7.5%
Research and development ......            0.5%            0.9%            1.1%            1.4%
Operating income ..............            0.8%            4.3%            0.9%            3.1%
Other income ..................           -1.2%            2.7%            0.2%            1.8%
Income before income taxes and
  minority interest ...........           -0.3%            7.0%            1.1%            4.9%
Income tax provision ..........            0.0%            4.8%            0.5%            2.4%
Income before minority interest           -0.4%            2.2%            0.6%            2.6%
Minority interest .............            1.1%            0.0%            0.8%            0.0%
Net income ....................            0.7%            2.2%            1.4%            2.6%

      Net Sales for the thirteen weeks ended October 01, 1999 increased 57.5% to $48.5 million from $30.8 million for the comparable period in 1998. Net sales for the thirty-nine weeks ended October 01, 1999 increased 25.0% to $112.2 million from $89.7 million for the same period in 1998. The increase is primarily due to the acquisition of Precision Tool, Die, and Machine Company in July, 1999 and from new projects. For the thirteen and thirty-nine week periods ended October 01, 1999, the Company's assembly sales decreased slightly, as opposed to turnkey sales that increased in slight proportion compared to the same period of 1998.

      Gross Profit increased 17.0% to $4.2 million or 8.7% as a percentage of sales for the thirteen weeks ended October 01, 1999, as compared to $3.6 million or 11.7% as a percentage of sales for the same period of the prior year. Gross profit decreased 1.3% to $10.6 million for the thirty-nine weeks ended October 01, 1999 from $10.7 million for the same period in 1998. The Gross Margin decrease for the thirty-nine weeks was due to an increase in overhead expenses, increase in the value of the peso during the period combined with domestic inflation, and a change in product mix.

      Selling, General and Administrative (SG&A) Expenses were $3.6 million for the thirteen weeks ended October 01, 1999 and $2.0 million for the thirteen weeks ended September 27, 1998. SG&A expenses increased as a percentage of sales to 7.4% for the thirteen weeks ended October 01, 1999, compared to 6.5% for the thirteen weeks ended the same period in 1998. This increase was driven by the consolidation of Precision's operations, an exchange rate impact on peso denominated expenses, and incremental operating and depreciation expenses coming from an expanded computer system infrastructure and additional staffing in the sales and marketing area. For the thirty-nine week periods ended October 01, 1999 and September 27, 1998, SG&A expenses were $8.4 million and $6.7 million respectively, holding steady at approximately 7.5% as a percentage of sales.

      Research and Development (R&D) represents in absolute dollars and as a percentage of net sales, $0.2 million and 0.5%, respectively for the thirteen weeks ended October 1, 1999. These are directly attributed to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. The Company sold its shares in Optimag on October 15, 1999 for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000.

      Operating Income decreased by 68.9% to $0.4 million, or 0.8% of net sales and by 64.1% to $1.0 million, or 0.9% of net sales for the thirteen and thirty-nine week periods ended October 01, 1999, from $1.3 million, or 4.3% of net sales and $2.8 million, or 3.1% of net sales for the thirteen and thirty-nine week periods ended September 27, 1998 respectively. The decrease in operating income as a percentage of sales was a result of the gross profit decrease for the thirteen and thirty-nine week periods, consolidation of Precision's operations, an exchange rate impact on peso denominated expenses, and incremental operating and depreciation expenses coming from an expanded computer systems and ERP infrastructure.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

      Income tax provision decreased to $0.02 million for the thirteen weeks ended October 01, 1999 compared to $1.5 million for the thirteen weeks ended September 27, 1998. Similarly, the income tax provision decreased to $0.54 million for the thirty-nine weeks ended October 01, 1999 compared to $2.1 million for the thirty-nine weeks ended September 27, 1998. The decrease in the income tax provision reflects the Company's decrease in pre-tax earnings for each period, resulting from the consolidation of Precision's results, an exchange rate impact on peso-denominated expenses, incremental operating and depreciation expenses coming from an expanded computer systems and ERP infrastructure, and inflationary effects in Mexico.

Liquidity and Capital Resources

      The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) showed an increase for this period. As of December 31, 1998, the Company had working capital of $29.4 million compared to $32.6 million at October 01, 1999. This increase was due to increases in receivables and inventories which were partially offset by a corresponding increase in accounts payable, all of them related mainly to the Precision acquisition.

      For the thirty-nine weeks ended October 1, 1999, the Company had net cash provided by operating activities of $6.2 million. This was primarily funded by net income of $1.6 million, depreciation and amortization of $4.0 million, a decrease in related party receivables of $6.2 million, accrued expenses and taxes payable of $2.9 million. This increase was partially offset by a deferred income tax benefit of $2.4 million, increases in accounts receivable of $2.4 million, inventories of $2.3 million, and prepaid expenses and refundable income taxes of $0.5 million.

      Cash provided by operating activities partially financed additions of $5.8 million in property, plant, and equipment, and in investment of $19.8 million in the Precision acquisition. Cash provided by financing activities included an increase of $18.4 million in notes payable, which was partially offset by repayments of $0.4 million in capital lease obligations and $0.3 million in long term debt.

      The Company had the following lines of credit and outstanding borrowings as of October 01, 1999:

                                                                  Amount              Interest
Lender of Class of Securities            Type                   Outstanding             Rate             Maturity Date
-----------------------------            ----                   -----------             ----             -------------
Bank of America                   $10 million Line of Credit        --                   8.31%         December 15, 1999

GE Financial                      Capital Lease                  $0.10  million          7.92%         December 15, 1999

Bank One                          $3 million Line of Credit      $2.45 million       Prime-3/4%        October  25, 1999

Bank One                          $4 million Line of Credit      $ 4.0 million       Prime -1/4%       February 25, 2000

G.E. Capital                      Bridge Loan                    $7.61 million       LIBOR + 300       February 1, 2000
                                                                                    Basic Points

Comerica                          Bridge  Loan                   $7.61 million       LIBOR + 300       February 1, 2000
                                                                                    Basic Points

Industrial Revenue Bonds          Term Loan                      $3.55 million          5.67%          March 31, 2007
                                                                --------------
       Total                                                    $25.32 million
                                                                ==============


      Under its several credit agreements, the Company may not invest in or advance significant amounts to other companies who are not a party to one of the debt agreements. During the last three years, the Company has been in compliance with all material covenants related to its debt obligations and credit agreements. The Company intends to take out its short term debt with long term borrowing.

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

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

      The purchase price was financed with cash on hand of the Company in the amount of U.S. $5.3 million and a loan agreement with General Electric Capital Corporation and Comerica Bank. Under such loan agreement ("the Facility") the Company borrowed U.S. $15.0 million. The Facility allows the Company to borrow up to 83.33% of a borrowing base reflecting the value of the Precision shares plus certain accounts receivable. The Facility extends through February 01, 2000 with an option to renew for an additional 6 months and bears interest at a floating rate of LIBOR + 3% per annum until February 01, 2001, then LIBOR + 3.5% thereafter. The Facility provides an option to the Company to borrow subsequent amounts in multiples of $2.5 million to a maximum of U.S. $20.0 million. The shares of Precision are held by Elamex, USA, Inc., a wholly owned subsidiary of the Company.

      The Company lent $6.2 million to a related party during 1998 for the construction of a facility which the Company plans to lease from the related party and occupy in the fourth quarter, 1999. The note receivable was paid in full during the second quarter, 1999.

Research & Development

      In each of the thirty-nine week periods ended October 01, 1999 and September 27, 1998, approximately $1.2 million has been expensed as research and development costs. Research and development costs are fully attributable to expenses incurred by Optimag in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Six Beta units that were in the field undergoing Beta evaluations at several OEMs in the magnetic head business have been sold and verbal commitments have been received for six additional units. The Company has committed to make an additional investment of up to $1.0 million during 1999, subject to Optimag's achieving certain performance objectives.

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

      A contingency plan has been developed. The Company has significantly increased its inventory levels, and has reached an agreement in principal with a programming firm for five weeks that would cover part of January and part of February, 2000. The objective is to have available programming resources to fix unidentified problems.

Manufacturing and Industrial Facilities

      The Company believes that its industrial facilities are not Year 2000 sensitive. With regards to manufacturing equipment, the Company has identified the equipment Elamex believes will be affected by the Year 2000 issue. The Company has finished updating programs with Year 2000 compliant software and has finished testing such programs for compliance.

Information Technology Infrastructure

      A majority of the Company's software programs that support day-to-day operations are commercial products. There is little reliance on internally developed programs. As a result, Year 2000 issues have been addressed by integrating vendor upgrades that will ensure that these software programs are Year 2000 compliant.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

      Three of the most important software systems that Elamex uses are the JD Edwards Enterprise Resource Planning ("ERP") software, Payroll and Human Resources, and Customs. In the third Quarter of 1998, the Company completed the installation of the Y2K compliant ERP software on which a majority of the Company's operations are performed. Our Payroll and Human Resources System has been tested and an upgrade was installed during August, 1999. During the fourth Quarter of 1998, the Company tested the ERP software and Customs software for importing and exporting purposes, and found them to be Y2K compliant.
      All of the Company's systems hardware has been certified as Year 2000 compliant by its vendors. During the fourth Quarter of 1998 the Company tested the complete network infrastructure. The results of the test helped to identify certain problems with some personal computers used in non-critical processes. The task force identified potential problems with two PBX systems late in 1998. The task force has concluded that the PBX system will not present a year 2000 problem.

Supply Chain Management

      Supply chain management includes the process of identifying those suppliers and customers that are most critical to support the operations of the Company. In some instances Elamex uses raw materials from vendors who have been approved by Elamex' customers. The task force has identified critical vendors and has requested from them, in writing, their plans and progress in addressing the Year 2000 issue, in the form of a survey. Approximately 90% of the Company's critical vendors have satisfactorily responded to the survey. The Company's contingency plan consists of the Company's working with its customers to follow up with those vendors who have failed to respond or who have not responded in a satisfactory manner. The Company is always evaluating potential vendors for their Year 2000 readiness. In addition, the contingency plan includes using alternate vendors as the need arises during the fourth Quarter of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company has financial instruments that involve market risks and uncertainties. For information regarding the Company's exposure to market risks, see Item 7A of the Company's Form 10-K.

                      ELAMEX, S.A. de C.V. and SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                (In U.S. Dollars)

                                     PART II
                                OTHER INFORMATION

Item 1. Legal proceedings

      Not applicable.

Item 2. Changes in Securities and Use of Proceeds

      Not applicable.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

    Exhibit
     Number                                 Description
     ------                                 -----------

      3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

      27    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed one report on Form 8-K during the quarter ended October 01, 1999.

      i) On July 27, 1999, the Company filed a Form 8-K reporting the acquisition of Precision Tool, Die, and Machine Company.

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

                                                 ELAMEX, S.A. de C.V.


Date: November 22, 1999                 By: /s/ Hector M. Raynal
                                            ------------------------------------
                                                   Hector M. Raynal
                                           President and Chief Executive Officer
                                               (Duly Authorized Officer)


Date: November 22, 1999                 By: /s/ Carlos D. Martens
                                            ------------------------------------
                                                   Carlos D. Martens
                                              Vice-President of Finance and
                                                Chief Financial Officer