Form 10-K405
period 1999-12-31
ELAMEX SA DE CV
filed 2000-03-30
CIK 1009302

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                    Commission file number:
         December 31, 1999                                  0-27992

                              Elamex, S.A. de C.V.
             (Exact name of Registrant as specified in its charter)

             Mexico                                     Not Applicable
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  Avenida Insurgentes No. 4145-B Ote.                      C. P. 32340
    Cd. Juarez, Chihuahua Mexico                           (zip code)
Address of principal executive offices)

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 was: $24,981,350.

      The number of shares of Class I Common Stock of the registrant outstanding as of March 10, 1999 was: 6,866,100

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

Item 1. Business.

RECENT DEVELOPMENT

On March 30, 2000 Elamex signed a definitive agreement to sell all of its assets and liabilities related to its contract electronics manufacturing services (EMS) operations to Plexus Corp. of Neenah, Wis. for a purchase price of approximately $52 to $53 million, subject to certain adjustments in cash or a combination of cash and Plexus' common stock. The transaction has been approved by the Boards of Directors of both companies, and is slated to close in the second quarter pending customary regulatory approvals.

"The combination of the Elamex EMS team's knowledge of Mexico and Plexus' strong engineering support business model offers both of our customer bases a stronger technology offering an enhanced service mix," said Hector Raynal, Elamex's president and chief executive officer.

      EMS contract manufacturing is undergoing rapid consolidation and is requiring dynamics on a global scale in order to remain competitive. "Elamex's business model has traditionally been to offer a level of manufacturing service not traditionally found in non EMS markets. As the pace of consolidation has increased in the EMS industry, Elamex has maintained its leadership role in shelter services, and increased its participation in plastics and metal stamping. We see the plastics and metal stamping industries as being more fragmented and lacking the formalized service processes found in the EMS industry. Our goal is to apply the formalized quality and program management processes that have made us a successful player in EMS to our current operations and acquisitions in other areas. Most importantly, by divesting ourselves of the EMS operations, we are now better able to become suppliers plastics and metal stamping services to the EMS industry, which has become a major consumer of these services in both Mexico and the U.S.," Raynal continued.

      Under the terms of the agreement, Elamex will sell its EMS operations currently housed in two of its plants in Juarez, Mexico. The operations represented approximately $82 million in revenue and approximately 250,000 square feet of manufacturing space.

      Elamex will continue to provide shelter services throughout Mexico for non-EMS companies. Under the shelter business model, Elamex provides labor and administrative services. Currently, Elamex supports shelter operations in the following Mexican cities: Juarez, Nuevo Laredo, Monterrey, Torreon, Reynosa and Chihuahua, representing a combined total of over 1,000,000 square feet of manufacturing space.

      Elamex is engaged in a joint venture for plastics and metal stamping with General Electric. The joint venture known as Qualcore, operates a 94,000 sq ft. facility in Juarez, Mexico and has recently begun construction on a second 115,000 sq. ft. facility in Celooya, northwest of Mexico City. Qualcore is registered to ISO 9002. In the U.S., Elamex has a wholly-owned metal stamping subsidiary, Precision Tool and Die, Inc., in Louisville, Kentucky. Precision operates two facilities with a combined square footage of 205,000 and is registered to both ISO 9002 and QS 9000. Both

Qualcore and Precision are engaged in Six Sigma quality initiatives.

      Elamex plans to use the proceeds of the sale to repay certain outstanding long-term debt and fund and accelerate its continuing acquisition efforts.

      Elamex is a 26-year-old manufacturing services provider, headquartered in Mexico.

      The following pro forma unaudited consolidated condensed balance sheet and net sales, cost of sales and gross profit information of the Company make adjustments to the consolidated balance sheet as of December 31, 1999 and the consolidated statement of operations for the year ended December 31, 1999 as if the transaction had been completed on December 31, 1999 for purposes of the pro forma unaudited consolidated condensed balance sheet and on January 1, 1999 for purposes of the pro forma unaudited net sales, cost of sales and gross profit information.

      The pro forma unaudited financial information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto which are included elsewhere in this Form 10K.

      The pro forma unaudited financial information is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the transaction occurred as assumed or which may be reported in the future.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

Unaudited Pro Forma Consolidated Condensed Balance Sheets As of December 31,
1999

(In U. S. million Dollars)

                                                             Historical            EMS(1)               Other             Pro Forma
Assets

      Total current assets                                      63.9                 24.8                 31.5                70.6

      Non current assets                                        63.3                 11.8                                     51.5

          Total Assets                                        $127.2               $ 36.6                 31.5               122.1


Liabilities and Stockholders' Equity

      Total current liabilities                                  35.0                11.3                 (2.8)(3)            20.9

      Non-current liabilities                                    27.1                  --                (13.4)(3)            13.7

          Total liabilities                                      62.1                11.3                (16.2)               34.6


Minority Interest                                                 1.7                  --                   --                 1.7


Total Stockholders' Equity                                       63.4                                     22.4 (4)            85.8


Total Liabilities and Equity                                   $127.2               $ 11.3              $  6.2              $122.1

      1) To eliminate the assets and liabilities included in the Balance Sheet of EMS Business from the consolidated Balance sheet of Elamex
      2)    To reflect the proceeds of the sale of EMS
      3)    To reflect use of proceeds to repaid debt
      4)    Represents net effect of Pro Forma adjustments

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

Unaudited Pro Forma Consolidated Net Sales, Cost of Sales and Gross Profit Informat

(In U. S. million Dollars)

                        Historical       Turnkey(1)        Other       Pro Forma

Net sales                 $160.1            82.2                          77.9

Cost of sales              145.3            75.9                          69.4


        Gross Profit        14.8             6.3              --           8.5

(1) To eliminate the sales, cost of sales and gross profit pertaining to EMS business from the Income Statement

      Elamex is a leading provider of manufacturing services, whose operations are located in both Mexico and the United States. The Company provides high quality finished goods to Original Equipment Manufactures' ("OEMs") pursuant to manufacturing contracts. The Company focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex, to full materials procurement and assembly contracts. The Company frequently works with customers from product design and prototype stages through ongoing production, and provides manufacturing services for successive product generations.

      Elamex's OEM customers are primarily U.S. companies, mainly in the appliance, consumer electronics, telecommunications, automotive, industrial instrumentation, and medical industries. The Company's sales contracts generally call for payment in United States ("U.S.") dollars and, accordingly, its revenues are in U.S. dollars. Financing is obtained in the same currency. The Company's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border, the El Paso International Airport, and rail and truck depots in El Paso, Texas. Elamex currently operates or directs operations in 25 manufacturing facilities. The Company prepares financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") and also maintains certain financial and tax information in conformity with generally accepted accounting principles applicable in Mexico ("Mexican GAAP").

      The Company was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, real estate, and later also labor, was provided to foreign companies. These companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex' business has evolved from the early Maquiladora concept to its present state, which includes management, by Elamex itself, of assembly services and turnkey manufacturing services. Elamex S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, indirectly acquired a majority interest in the Company's operations.

      In 1998, Elamex broadened its manufacturing services portfolio by forming a joint venture with General Electric known as Qualcore S.A. de C.V. ("Qualcore"). The Company owns a 50.1% interest in the joint venture, which provides plastic components and metal stampings to both the Company's turnkey assembly operations and OEMs.

      In July 1999, the Company acquired Precision, Tool & Die Machine Company, Inc. ("Precision") in Louisville, Kentucky. This wholly owned subsidiary provides tooling and metal stampings to OEMs predominately in the appliance and automotive industries.

Industry Background

      In the mid-70s, Mexico's Maquiladora program allowed OEMs willing to partner with Mexican-owned manufacturing companies to access Mexico's low-cost labor base in a free-trade environment. Under this program, raw materials could be imported in in-bond, transformed into a finished component or product and exported without duty. Two distinct service providers grew from this environment: shelter providers and contract manufacturers.

      Shelter providers would provide space or a dedicated facility, hire and train manufacturing personnel and handle administrative details. Production management was typically handled by the OEM. The OEM also provided materials and any equipment. Shelters service costs were billed by the hour. Contract manufacturing in Mexico during the 1970s and early-1980s was typically focused on the labor-only business model. Ideal products for this environment were low technology products with high labor content.

      Elamex offered both these business models. In the late 1980s and early 1990s, Elamex successfully made the transition from a localized "maquila-type" service provider to an organization with the material procurement capabilities and range of process technologies typically found in best-in-class global contract manufacturers. Elamex's breadth of services and range of third party quality certifications such as ISO 9000 and DOD 2000 gave it significant market advantage.

      The elimination of prohibitions on foreign business ownership and the initiation of the North American Free Trade Agreement ("NAFTA") encouraged the migration of large numbers of multinational competitors. Elamex's competitive environment increased. To counter this, Elamex began a service diversification program by vertically integrating in component-level markets such as plastics and metal stamping, both through acquisition and joint venture. In addition, the Company began focusing its manufacturing service offerings to include repair depot and logistics support activities such as distribution/warehousing.

      The appliance and automotive industries began a strong migration to Mexico in the 1990s. Companies in these industries looked for specialized business arrangements such as joint venture, alliances and multi-year business guarantees in order to secure capacity in high quality Mexican-based suppliers. Elamex's Qualcore plastics and metal stamping joint venture with General Electric is the culmination of one such business model. However, there was also strong need for regional U.S. support in some of these commodities. Elamex's acquisition of Precision in 1999 has allowed it to expand its penetration in its existing customers' by offering U.S.-based production, and expand its industry penetration through the addition of new customers with both U.S. and Mexican manufacturing needs. This strategy has additional benefits to customers seeking to consolidate their supply base as regional production options on a variety of components can be accessed through one supplier.

Manufacturing Services

      Elamex offers one of the broadest portfolios in the manufacturing services industry. The Company's work in the plastics and metal stamping areas is predominately for the appliance, automotive and consumer electronics industries. Capabilities in this area include: tooling design, fabrication or procurement, injection-molded plastics, metal stamping, powder coat painting, pad printing and plating. The Company's work in the shelter services area includes the manufacture of such electrical devices as smoke detectors, compressors, bicycles, etc. Elamex's work in packaging includes assembling surgical sets and medical products packaging. In 1999, the Company also began packaging food products.

      The Company's plastics and metal stamping operations manufacture custom parts for Elamex and OEMs. In 1999, 29.5% of sales came from these operations. Typically, the customer develops part design. Either the customer or Elamex may design tooling. In some cases tools are moved to Elamex's facility from the customer. In other cases, Elamex's tooling group designs and either fabricates or procures a new tool. In addition to the basic plastic injection molding and metal stamping operations, Elamex offers secondary finishing operations such as plating, painting and pad printing and simple assembly of fabricated and/or machined parts.

      As an independent contractor-manufacturing arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. The Company's manufacturing operations are structured to incorporate the complex design specifications of its customers' projects and to respond rapidly to their design changes. Prior to commencing a manufacturing project, Elamex works closely with the work force, with particular emphasis on sophisticated training techniques. In establishing a "total manufacturing solution" to its OEM customers, the Company provides expertise in managing the operations', functions, and also handles customs, warehousing and other matters inherent in manufacturing in Mexico. Elamex maintains a communications link across the border to El Paso, Texas, and, as a result, the Company can be contacted through telephone numbers in the El Paso area code. This system also functions for electronic data interchange, fully integrating the Company into the U.S. telephone system.

      Elamex customizes its assembly lines for each customer by assigning a team to each project. Elamex analyzes the customer's proposed production process, including the original process, if applicable, and proposes improvements whenever possible. Assembly lines are customized to the customer's needs before manufacturing begins. The customer generally provides some of the equipment, particularly for specialized testing and other customer-specific work, while Elamex provides the assembly services and generic equipment. Some customers provide materials used in the production process, while others contract for turnkey projects involving procurement. Final manufacturing inspection may be performed at the customer's plant or by Elamex in "dock to stock" arrangements. Additionally, many products manufactured by Elamex are in the early stages of their product life cycle and, therefore, may require ongoing design or engineering changes. Responsiveness to customers, particularly with respect to engineering changes once manufacturing has commenced, is a crucial component of Elamex's manufacturing philosophy.

      The Company's success is dependent on its ability to manufacture products of uniformly high quality. The Company has established quality processes under the International Standards

Organization certification 9002 ("ISO 9002"), is compliant with Quality Standard 9000 ("QS 9000"), and FDA Good Manufacturing Practices. The Company has also implemented Six Sigma quality practices in all of its multi-customer manufacturing operations.

Customers and Markets

      The Company has attempted to balance its marketing efforts and manufacturing services between OEMs of industrial and professional products and those of consumer products. Elamex customers are a diverse group of U.S. and multinational OEMs. Contracts with Elamex's five largest customers for 1999 accounted for approximately 40% of Elamex's committed contract revenues. Approximately 17%, 8% and 7% of the Company's net sales for 1999 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of consumer products, and a manufacturer of electronic products, respectively. Approximately 21%, 7% and 7% of the Company's net sales for 1998 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of consumer products, and a manufacturer of telecommunication equipment, respectively. Approximately 19%, 14% and 10% of the Company's net sales for 1997 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of telecommunication equipment, switchboards, and fiber-optic cable connections, and a manufacturer of consumer products, respectively. Certain of the Company's contracts contain pricing mechanisms that are based on the Company's costs.

      Elamex, in conjunction with another company, is a party to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon, S.A. de C.V. ("Elamex de Torreon"), a company beneficially owned by certain of the Company's officers and directors, under contract to Elamex.

      The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been registered under ISO 9000 at all of the facilities where Elamex manages the labor force. Elamex also supports a variety of third party quality programs required for specific industries including FDA GMPs, UL, QS9000 and BABT.

Sales and Marketing

      The Company has pursued the diversification of its market segments and customer base and sought relationships with leading OEMs in the markets its serves. The Company's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and attempt to develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also advertises, participates in industry trade shows and conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico. In addition to the efforts of its sales force, Elamex may pursue the growth through selective acquisitions.

Competition

      The electronics assembly and the contract manufacturing industries are comprised of a large number of companies, several of which have achieved substantial market share. Several of Elamex's competitors have significantly higher sales, primarily those manufacturers of high volume computer components where sales volume can be high. Elamex also faces competition from current and prospective customers who evaluate Elamex's capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on the type of service or geographic location.

      While the markets for plastics and metal stamping have not become as consolidated as that of electronics contract manufacturing, the Company experiences strong regional competition in the markets in which it competes. Elamex's customers in this market also analyze the benefits of outsourcing versus internal manufacturing.

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

Backlog

      Backlog consists of firm purchase orders, commitments and forecasts that are to be filled within the next 12 months. However, since order and commitments may be rescheduled, increased or canceled, the Company does not consider backlog to be a meaningful indicator of future financial performance.

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

Raw Materials

      Raw materials consist of electronic commodities, including integrated circuits, transistors and other solid state elements, printed circuit boards and other circuit elements, as well as components for electromechanical and medical assembly, many of which are provided by customers. Virtually all raw materials supplied by Elamex are purchased in Asia and the U.S., with the larger part being material of Asian origin. Elamex believes that it is not materially dependent on any one supplier or group of suppliers; it purchased slightly more than 4.8% of its supplies from its largest vendor in 1999. Certain vendors operate at full capacity from time to time and allocate their products among customers. Elamex believes that larger companies generally command larger allocations; however, because of its large-scale purchases of these products, Elamex also believes that it sometimes has greater bargaining power for particular products than its customers do even though Elamex may be smaller.

Employees

      Elamex had 3,702 employees at December 31, 1999, of which 309 were employees subcontracted from Elamex de Torreon. There are 25 active facilities currently used by Elamex in its manufacturing operations. 689 employees in 6 facilities are covered by collective bargaining agreements, all other employees of the Company at the remaining 19 facilities are not. Elamex believes that its labor relations are good in all of its facilities.

      Forty-eight of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

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

 YEAR ENDED DECEMBER 31,         HIGH(1)   LOW(1)   AVERAGE    PERIOD
 -----------------------         -------   ------   -------    ------
                                                       (2)     END(1)
                                                       ---     ------
1990                            Ps$2.95   Ps$2.68   Ps$2.84   Ps$2.95
1991                               3.07      2.95      3.01      3.07
1992                               3.14      3.06      3.08      3.12
1993                               3.16      3.02      3.11      3.11
1994                               5.76      3.10      3.39      5.00
1995 (*)                           8.14      5.27      6.41      7.74
1996 (*)                           8.05      7.17      7.60      7.86
1997 (*)                           8.38      7.72      7.91      8.06
1998 (*)                          10.58      8.04      9.15      9.94
1999 (*)                          10.60      9.24      9.56      9.52
2000 (through February 17) (*)     9.63      9.37      9.48      9.37
------------------
SOURCE:  Ciemex-Wefa Group
(1) Monthly rates at market close.
(2) Average of monthly rates.
(*) Official exchange rate by the Bank of Mexico.

Item 2. Properties.

      The Company's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities:

                  SQUARE
                  ------
  LOCATION         FEET                   ACTIVITY                 LEASED/OWNED
  --------         ----                   --------                 ------------
Cd. Juarez        40,588   Industrial Bag, Packaging Material
                           Manufacturing                             Leased
Cd. Juarez        80,280   Electronic Equipment Assembly and
                           Electronic Circuit Mfg.                   Leased (1)
Cd. Juarez        90,848   Battery Chargers                          Leased
Cd. Juarez        58,841   Medical Product Assembly                  Owned (2)
Cd. Juarez        50,000   Medical Product Assembly                  Owned (2)
Cd. Juarez        43,034   Avionics Product Assembly                 Owned
Cd. Juarez        54,754   Auto Part Assembly                        Leased (2)
Cd. Juarez        67,237   Electronic Equipment Assembly             Owned
Cd. Juarez        40,263   Telephone Repair                          Leased
Cd. Juarez        94,145   Plastic Injection Molding                 Leased
Cd. Juarez        23,529   Electromechanical Product Assembly        Leased
Cd. Juarez        37,979   Industrial bag, Packaging Material
                           Manufacturing                             Leased
Cd. Juarez       209,922   Electronic Equipment Assembly and
                           Electronic Circuit Mfg.                   Leased (3)
Chihuahua         47,835   Smoke Alarm Assembly                      Owned (2)
Chihuahua         29,033   Customized Rubber Parts Manufacturing     Leased
Nuevo, Laredo     80,155   Sporting Equipment Assembly               Owned
Torreon           55,845   Assembly of Shotgun Parts                 Owned (4)

Monterrey         22,099   Electromechanical Product Assembly        Leased
Monterrey         22,099   Electromechanical Product Assembly        Leased
Monterrey         33,148   Electromechanical Product Assembly        Leased
Monterrey         82,500   Air Conditioning Compressor Assembly      Leased
Saltillo          22,966   Electromechanical Product Assembly        Leased
Louisville, KY   125,000   Metal stamping                            Owned
Louisville, KY    80,000   Metal Stamping                            Owned
Louisville, KY    33,000   Warehouse Metal stamping                  Owned
               ---------
   Total       1,525,100
               =========
------------------
(1) Leased from a company controlled by Federico Barrio, a Director of the Company
(2)   Facility currently being leased to a third party.
(3)   Leased from Corporacion Chihuahua, a related party
(4)   Leased to Elamex de Torreon, a related party

Item 3. Legal Proceedings.

      The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management the ultimate liability thereunder, if any, will not have a material adverse effect on the business or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock, is traded on the NASDAQ National Market system under the symbol ELAM. The following table sets forth, for the period stated the high and low closing sales prices for the Common Stock as reported on the NASDAQ National Market System.

                                                        CLOSING SALES PRICE
                                                        -------------------
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
April 1, 1997 - June 30, 1997                         9 3/4               7 1/2
July 1, 1997 - September 30, 1997                    12 1/4               9 1/2
October 1, 1997 - December 31, 1997                  11 3/8               7 1/2

January 1, 1998 - March 31, 1998                      7 7/8              6 7/16
April 1, 1998 - June 30, 1998                         7 3/8               5 3/4
July 1, 1998 - September 30, 1998                     6 7/8               5 1/4
October 1, 1998 - December 31, 1998                   5 3/8               3 1/2

January 1, 1999 - March 31, 1999                     4 7/16               3 3/4
April 1, 1999 - June 30, 1999                           4                3 5/16

July 1, 1999 - September 30, 1999                       4                3 5/16
October 1, 1999 - December 31, 1999                  6 2/16              3 4/16

      The Company currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of the Company's existing bank credit lines impose limitations on the payment of dividends or other distributions to the shareholders, without the specific consent of the lender. As of March 10, 2000, there were approximately 1,290 beneficial holders of the Company's Common Stock.

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

Taxation of Dividends

United States Federal Income Taxes

      Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by the Company with respect to Common Stock out of current or accumulated earnings and profits ("E&P") to an U.S. holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder has held the Common Stock for more than one year.

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

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Item 6. Selected Financial Data.

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

      The following table sets forth selected consolidated financial data of the Company as of and for each of the years ended December 31, 1995, 1996, 1997, 1998, and 1999. Each of the Company's fiscal quarters is comprised of 13 weeks and ends on a Friday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Form 10-K.

      The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 1999, have been derived from the consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries. The 1999 consolidated financial statements have been audited by Deloitte & Touche LLP. The 1998, 1997, 1996 and 1995 consolidated financial statements have been audited by KPMG LLP.

      These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                  1995           1996           1997           1998           1999
                                                                  ----           ----           ----           ----           ----
                                                                                 (In thousands, except per share amounts)
INCOME STATEMENT DATA:
Net sales ...............................................     $  97,544      $ 118,919      $ 131,772      $ 128,890      $ 160,051
Gross profit ............................................        14,972         18,683         17,683         14,634         14,789
Operating income ........................................         8,788         10,366          8,956          3,630          1,449
Other income (expense) ..................................          (852)           136          1,326          2,531          2,272
Income tax provision ....................................         1,727          2,575          2,898          2,082            245
Net income ..............................................     $   6,209      $   7,927      $   7,383      $   4,313      $   4,336
Basic and diluted net income per share (1) ..............     $    1.20      $    1.15      $    1.00      $    0.59      $    0.63
BALANCE SHEET DATA:
Current assets ..........................................     $  30,586      $  38,955      $  45,399      $  46,398      $  63,884
Property, plant and equipment net .......................        24,023         28,611         28,503         34,739         52,875
Total assets ............................................        55,110         67,976         74,645         81,669        127,224
Notes payable and current maturities of long-term
debt ....................................................         5,257            564            496            464          4,364
Long-term debt excluding current maturities .............        15,212            923            654             --         26,455
Total stockholders' equity ..............................     $  23,196      $  49,864      $  57,032      $  59,092      $  63,428
OTHER DATA:
EBITDA (2) ..............................................     $  11,206      $  13,315      $  13,965      $   9,634      $  10,041
Cash flows from operating activities ....................         4,547         10,884         13,663          6,507         (2,088)
Cash flows from investing activities ....................        (3,556)        (7,222)        (5,783)       (11,468)       (19,849)
Cash flows from financing activities ....................           163           (241)          (552)        (2,940)        23,404

(1) 1999, 1998, 1997 and 1996 net income per share of Common Stock was calculated by dividing net income by the weighted average number of shares of common stock outstanding which was approximately 6.9 million, 7.3 million, 7.4 million and 6.9 million shares, respectively. 1995 and previous years' net income per share of Common Stock was calculated by dividing net income by the number of common shares outstanding as of the Effective Date, 5,000,000, after deducting amounts attributable to the rights of senior securities.

(2)   EBITDA as defined under "Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

General

      The following discussion should be read in conjunction with the Consolidated Financial

Statements and Notes thereto appearing elsewhere herein. The Company was acquired by Accel, S.A. de C.V. and certain other investors in May 1990, and is controlled by Accel, S.A. de C.V. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the "Effective Date"), of Elamex Internacional with and into Elamex, S.A. de C.V.

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

Certain Accounting Policies

      Direct manufacturing contract costs related to initial manufacturing layout and setups for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment is capitalized and is amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the years ended December 31, 1999 and 1998. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, the Company also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Statutory Employee Profit Sharing

      All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of Elamex's employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses and other certain adjustments for US GAAP purposes do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

      Statutory employee profit sharing expense was $68,324, $80,140, and $38,410, for the years ended December 31, 1999, 1998, and 1997, respectively.

Results of Operations

General

      The following table sets forth, for the periods indicated, income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein. The financial information and the discussion below should be read in conjunction with the Consolidated Financials Statements and Notes thereto.

                                                 PERCENTAGE OF NET SALES
                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                   1997   1998   1999
                                                   ----   ----   ----

                                                    %      %      %
Net sales                                         100.0  100.0  100.0
Cost of sales                                      86.6   88.6   90.8
Gross profit                                       13.4   11.4    9.2
Selling, general and administrative expenses        6.6    6.9    7.5
Research & development                              0.0    1.6    0.8
Operating income                                    6.8    2.8    0.9
Other income                                        1.0    2.0    1.4
Income before taxes                                 7.8    4.8    2.3
Income tax provision                                2.2    1.6    0.2
Minority interest                                   -     (0.2)  (0.5)
Net income                                          5.6    3.3    2.7

1999 Compared to 1998

Net Sales

      Net sales increased 24.2% to $160.1 million in 1999 from $128.9 million in 1998. The increase was primarily due to the inclusion of sales from Precision, which was acquired in July 1999.

Gross Profit

      Gross profit increased by $.2 million, or 1.1%, to $14.8 million in 1999 compared to $14.6 million for the prior year. The increase was primarily from the contribution of Precision's operations and offset by negative full year results in Qualcore and by peso denominated cost increases, due to inflation in our Mexico operations not fully compensated by the devaluation of the peso. This resulted in a deterioration of our gross profit margin from 11.4% in fiscal 1998 to 9.2% in fiscal 1999.

Selling, General and Administrative Expenses

      Selling, General and Administrative Expenses increased 35.6% to $12.1 million, or 7.5% of net sales, for the year ended December 31, 1999, as compared to $8.9 million, or 6.9% of net sales, for the year ended December 31, 1998. The increase is due to the consolidation of Precision's operations, the exchange rate impact of peso denominated expenses, the increases in operating and depreciation expenses resulting from an expanded computer system infrastructure and additional staffing in the sales area.

Research and Development Expenses

      Research and Development Expenses (R&D) represented in absolute dollars and as percentage of net sales $1.2 million and 0.8% respectively for the year ended 1999 and $2.1 million and 1.6% respectively for the year ended 1998. These are directly attributable to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. The Company sold its interest in Optimag in October 1999.

Operating Income

      Operating income decreased by 60.1% to $1.4 million, or 0.9% of net sales, during the year ended December 31, 1999 from $3.6 million, or 2.8% of net sales, during the year ended December 31, 1998. The decrease in operating income was the result of the combined impact of the factors discussed above.

Other Income

      Interest and other income decreased to $2.3 million, or 1.4% of net sales, for the year ended December 31, 1999, from $2.5 million or 2.0% of net sales, for the year ended December 31, 1998. This decrease is primarily due to the gain in the sale of Optimag of $2.6 million offset by interest expenses of $1 million incurred related to Precision.

1998 Compared to 1997

Net Sales

      Net sales decreased 2.2% to $128.9 million in 1998 from $131.8 million in 1997. The decrease was primarily due to the completion of projects and to fluctuations in demand from certain older customers, partially offset by sales to new customers.

Gross Profit

      Gross profit decreased by $3.0 million, or 17.2%, to $14.6 million in 1998 compared to $17.7 million for the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 11.4% in 1998 from 13.4% in 1997, primarily due to start up expenses associated with the addition of new customers during the second half of the year. In addition, the Company's sales mix changed to include a greater percentage of projects with higher levels of material content.

Selling, General and Administrative Expenses

      Selling, General and Administrative Expenses increased 2.3% to $8.9 million, or 6.9% of net sales, for the year ended December 31, 1998, as compared to $8.7 million, or 6.6% of net sales, for the year ended December 31, 1997. The increase was primarily caused by the addition of a new sales force in Mexico as well as an increase in our United States sales force. This increase was slightly offset by a decrease in administrative expenses, mainly due to reduction in legal fees.

Research and Development Expenses

      Research and Development Expenses (R&D), represented in absolute dollars and as a percentage of net sales, were $2.1 million and 1.6%, respectively in 1998. They are directly attributable to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Optimag was sold in October 1999.

Operating Income

      Operating income decreased by 59.5% to $3.6 million, or 2.8% of net sales, during the year ended December 31, 1998 from $9.0 million, or 6.8% of net sales, during the year ended December 31, 1997. The decrease in operating income was due to the decrease in net sales and gross profit as explained above and the $2.1 million incurred in research and development during the fiscal year ended December 31, 1998.

Other Income

      Interest and other income increased to $2.5 million, or 2.0% of net sales, for the year ended December 31, 1998, from $1.3 million or 1.0% of net sales, for the year ended December 31, 1997. This increase was due to the interest earned on surplus cash and investments. And to the recognition of the gain of $774,505, from the sale of its plastics molding and stamped metal operations to the joint venture with General Electric.

Income Tax and Asset Tax

      Under Mexican tax law as presently in effect, Mexican companies must pay the greater of income or asset tax. The corporate income tax rate was 35% for 1999. For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses, updated to recognize the effects of inflation, may be carried forward ten years following the year of the loss.

      Effective January 1, 1999, a new tax rate was enacted whereby the corporate tax rate was 32% and 30% on taxable earnings and 3% and 5% on all dividends for the years ended December 31, 1999 and 2000, respectively. While the statutory rate was 35%, the Company's effective tax rate in the future can be expected to vary from 35% because of the effects of inflation and appreciation or devaluation, of the Mexican Peso, on the Mexican Peso amounts for Mexican tax purposes. These items are not reflected in the Company's results of operations for U.S. GAAP purposes.

      Previously paid asset tax, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year for ten years following the payment of the tax. In addition, the Mexican company that incurred the losses can utilize tax net operating loss carryforwards. The amounts of the Company's asset tax and net operating loss carryforwards at December 31, 1999 and 1998 are set forth in Note 8 to the Consolidated Financial Statements.

      The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base by certain liabilities. The asset tax operates similar to the alternative minimum tax in the U.S.

      The Company's effective tax rate was 28.2% in 1997, 33.8% in 1998 and 6.6% in 1999.

      The tax rate increased from 28.2% in 1997 to 33.8% in 1998, primarily due to an increase in the valuation allowance related to tax loss carry forwards generated in the U.S. operations. The tax rate decreased from 33.8% to 6.6% in 1999 primarily due to the effects for tax purposes of inflation gains and losses on monetary items and depreciation.

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

Liquidity and Capital Resources

      The Company's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) increased for the year ended December 31, 1999 as compared to the 1998 year. At December 31, 1999, the Company had working capital of $34.5 million compared to $29.4 million at December 31, 1998. This increase was due to increases in receivables and inventories, which were partially offset, by a corresponding increase in accounts payable, all of them related mainly to the Precision acquisition, and to an increase in Elamex finished goods inventory.

      For the year ended December 31, 1999, the Company had net cash used by operating activities of $2.1 million, which consists primarily of net income of $4.3 million plus depreciation and amortization of $5.6 million, increase in accrued expenses and accounts payable of $1.8 million; partially offset by an increase of accounts receivable and inventories of $7.7 million, and deferred tax of $3.8 million, as well as the gain on sale of Optimag of $2.6 million.

      Net cash used in investing activities for the year ended December 31, 1999, was $19.8 million. Of this amount, $19.9 was used to acquire Precision and $8.7 million to invest in new equipment. This was partially offset by the sale of our interest in Optimag for $2.3 million and the payment received on the loan we made to a related party in 1998 for $6.2 million.

      Net cash provided by financing activities for the year ended December 31, 1999, was $23.4 million, $15 million of which was obtained to finance the purchase of Precision, $4.4 to finance the expansion and acquisition of new equipment for the acquired Company and $2.5 million to finance working capital needs of Qualcore.

      In 1999 EBITDA was $10.0 million or 6.3% of net sales, and capital expenditures were $8.7 million. EBITDA in 1999 increased 4.2% over 1998. In 1998 EBITDA was $9.6 million. EBITDA is defined by the Company as operating income before interest, income taxes, depreciation and amortization. EBITDA is presented in this discussion of liquidity and capital resource because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of the Company's profitability or liquidity. In addition, this measure of EBITDA might not be comparable to measures as defined and reported by other companies.

      The Company had the following lines of credit and outstanding borrowings at December 31, 1999:

                    OUTSTANDING LOANS AS OF DECEMBER 31, 1999

                                                                                                 Effective
                                                               Amount          Interest          Interest       Maturity
       Lender                        Type                    Outstanding         Rate              Rate           Date
Comerica Bank             $7.5 million Bridge Facility (1)   $7,500,000       LIBOR + 3             8.8%      January 28, 2000
GE Capital Corp.          $7.5 million  Bridge Facility (1)  $7,500,000       LIBOR + 3             8.8%      January 28, 2000
GE Capital Corp.          $2.5 million Short Term            $2,250,000       LIBOR + 3             8.8%      March 28, 2000
Norwest Bank of El Paso   $1.9 million Short Term            $1,980,000       Fixed Rate                      January 18, 2000
Bank One                  $7 million Line of Credit          $4,050,000       Prime Rate - .75%     7.8%      January 25, 2000
Bank One                  $4 million Line of Credit          $3,999,968       Prime Rate - .25%     8.3%      January 25, 2000
Industrial Revenue Bond   Long Term Loan                     $2,148,333       Index Rate            5.8%      March, 2007
Industrial Revenue Bond   Long Term Loan                     $1,350,000       Index Rate            6.6%      April, 2004

Under its several credit agreements, Elamex has committed to maintain certain financial covenants:
(a) A leverage ratio (defined as the ratio of the sum of funded debt less cash equivalent to EBITDA), not in excess of 2.7 to 1.0
(b)   Tangible Net Worth equal to or greater than $45 million dollars.
(c)   Interest Coverage Ratio not less than 2.5 to 1.0
(d)   Current ratio not less than 1.25 to 1.0
(e)   Receivables Collection Ratio not less than $4.5 million

The Company may not make any investment in, or accrue loans or advances of money to any person other than to a Credit party; provided, however that any Credit party may make investments in, or accrue loans or advances of money to any subsidiary or affiliate in an aggregate amount not to exceed U.S. $1,000,000, as such investments are related to the regular course of business. During the last three years, the Company has been in compliance with all covenants related to its debt obligations and credit agreements.

1) Effective January 26, 2000, Elamex refinanced its bridge facilities with a long-term facility with Norwest Bank as follows:

                                                                           Amount             Interest               Maturity
       Lender                           Type                            Outstanding             Rate                   Date
Norwest Bank El Paso        $15 million 2-yr. Revolving Line of          $9,212,000        LIBOR + 2.75% - 3.00%   July 31, 2002
                            Credit
Norwest Bank El Paso        $5 million  Long Term Loan                   $5,000,000        LIBOR + 3.25%           January 31, 2005

2) Effective February 29, 2000, Precision refinanced certain of its credit facilities with Natcity as follows:

                                                                           Amount             Interest           Maturity
       Lender                           Type                            Outstanding             Rate               Date
Natcity                     $12 million Floating Bond                    $  11,380,000     5.87 + 1.00         March, 2010
Natcity                     7.5 million  4-year Revolving Line of        $          --     Prime + 1.75%       February, 2004
                            Credit

Acquisitions

      On July 14, 1998, the Company formed a Joint Venture (JV) with General Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 51% interest in the JV. GE paid approximately $3,500,000 to the Company in exchange for a 49% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 per share subject to anti-dilution provisions. GE also received the right to select a representative on the Company's Board. The warrant was valued at $50,000. The JV began with a $10,000,000 commitment of business from GE. The Company recognized a gain on the sale of its interest of the plastics molding and stamped metal operations of $774,505, which is included in other income. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

      In January 1998, the Company signed a Preferred Stock Purchase Agreement to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. Preferred Stock purchases were based on Optimag meeting certain performance targets. The Company has consolidated the operations of this investment. As of December 31, 1998, the Company had purchased 2,525,000 shares of Preferred Stock for $1.00 per share, convertible into common stock 1 for 1. Effective October 1999 the company sold its interest in Optimag.

      On July 27, 1999, Elamex, S.A. de C.V. (the "Company") consummated the purchase of all of the common stock of Precision Tool, Die & Machine Company, Inc., a Kentucky corporation ("Precision"). The Company acquired the stock from the shareholders of the privately held company for U.S. $20.3 million in cash plus liabilities assumed of $21.3 million.

      The Precision acquisition was accounted for as a purchase. The excess of purchase price over the fair value of net assets acquired was $ 10.2 million, and is being amortized on a straight-line basis over 20 years. Amortization expense during the year ended December 31, 1999 was $0.2 million.

      The purchase price was financed with cash on hand of the Company in the amount of U.S. $5.3 million and a loan agreement with General Electric Capital Corporation and Comerica Bank. These short term facilities were restructured into long-term loans with Norwest Bank on January 26, 2000.

Year 2000 Issue

Year 2000 Compliance.

            Elamex was faced with the task of assuring that its automated data processing, manufacturing equipment and facilities were capable of distinguishing year 2000 dates. Elamex believes and has vendor information that confirms that its Enterprise Resource planning system and other business applications are Year 2000 compliant. During the first part of 2000, only minor Year 2000 problems have been encountered and resolved immediately, which caused virtually no impact to business operations. However, final resolution of the Company's Year 2000 compliance cannot be fully evaluated until all possible computer applications and processes have been exercised and Year 2000 readiness of key third party suppliers, services providers and customer has been completely validated.

            The Company has invested approximately $2.9 million in the implementation of the new ERP software. Because the software was purchased to enhance the performance of key areas of the Company as well as improving information available for managerial decisions and customer satisfaction, costs associated with the implementation have been capitalized. The estimated cost during 1999 to comply with Year 2000 requirements was approximately $30,000 dollars including contingency plans.

New Accounting Principles

      In June 1998, the financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. The Company is required to adopt this SFAS by January 1, 2001. Given the Company's current operations and policies, the adoption of SFAS No. 133 is not expected to have a significant impact on the financial statements of the Company.

Forward Looking Statements

      This Form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability, the ability of the Company to continue to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

      There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at the current levels, if at all, and the loss of one or more major customers could have a material adverse effect on the Company's result of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Elamex's functional currency is the U.S. dollar and is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. The Company has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

The Company and certain of its subsidiaries' floating-rate obligations aggregated $30.1 million at December 31, 1999, inclusive of amounts borrowed under short-term and long-term credit facilities of the Company and its subsidiaries to the risk of increased interest expense in the event of increases in short-term interest rates.

                                    Part III

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elamex, S.A. de C.V.
   Ciudad Juarez, Mexico

We have audited the accompanying consolidated balance sheet of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Qualcore S de R.L. de C.V. (a consolidated subsidiary), which statements reflect total assets constituting 7% of consolidated total assets as of December 31, 1999 and total revenues constituting 6% of the consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Qualcore S de R.L. de C.V. is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas

February 3, 2000 (except for the
last five paragraphs of Note 6, as
to which the date is March 1, 2000
and Note 2, as to which the date is
March 30, 2000)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elamex, S.A. de C.V.

We have audited the accompanying consolidated balance sheet of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
El Paso, Texas

March 1, 1999

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
DECEMBER 31, 1999 AND 1998 (IN U.S. DOLLARS)
--------------------------------------------------------------------------------

ASSETS                                                  1999             1998

CURRENT ASSETS:
   Cash and cash equivalents                       $  7,164,115     $  5,697,035
   Receivable -
      Trade accounts, net                            30,757,105       15,578,310
      Other receivables, net                          2,371,984        2,146,325
   Related party note receivable                                       6,218,141
                                                   ------------     ------------

                Total receivables                    33,129,089       23,942,776
                                                   ------------     ------------

   Inventories, net                                  21,211,814       14,331,006
   Refundable income taxes                            1,084,992        1,590,554
   Prepaid expenses                                   1,294,200          836,854
                                                   ------------     ------------

                Total current assets                 63,884,210       46,398,225

PROPERTY, PLANT, AND EQUIPMENT, net                  52,874,539       34,739,087

GOODWILL, net                                         9,948,662

OTHER ASSETS, net                                       516,582          531,292

                                                   ------------     ------------

TOTAL                                              $127,223,993     $ 81,668,604
                                                   ============     ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                                                          1999                 1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $  19,807,188        $   8,875,526
   Accrued expenses                                                                     5,235,091            3,026,020
   Notes payable and current portion of long-term debt                                  4,364,289              463,800
   Taxes payable                                                                          606,092              614,476
   Deferred income taxes                                                                4,991,335            6,144,184
                                                                                    -------------        -------------

                Total current liabilities                                              35,003,995           19,124,006

LONG-TERM DEBT, excluding current portion                                              26,454,901

OTHER LIABILITIES                                                                         208,412              347,032

DEFERRED INCOME TAXES                                                                     451,484              664,309
                                                                                    -------------        -------------

                Total liabilities                                                      62,118,792           20,135,347

MINORITY INTEREST                                                                       1,677,446            2,441,365

STOCKHOLDERS' EQUITY:
   Preferred stock, authorized 50,000,000 shares, none issued or outstanding
   Common stock, no par, authorized 22,400,000 shares, 7,400,000 issued and
      6,866,100 shares outstanding at December 31, 1999
      and 1998                                                                         35,060,468           35,060,468
   Retained earnings                                                                   30,885,419           26,549,556
   Treasury stock, 533,900 shares at cost at December 31, 1999
      and 1998                                                                         (2,518,132)          (2,518,132)
                                                                                    -------------        -------------

                Total stockholders' equity                                             63,427,755           59,091,892


                                                                                    -------------        -------------
COMMITMENTS AND CONTINGENCIES

TOTAL                                                                               $ 127,223,993        $  81,668,604
                                                                                    =============        =============

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                 1999                   1998                  1997

NET SALES                                                  $ 160,050,965          $ 128,890,407          $ 131,771,731

COST OF SALES                                                145,262,287            114,256,837            114,088,518
                                                           -------------          -------------          -------------

                Gross profit                                  14,788,678             14,633,570             17,683,213
                                                           -------------          -------------          -------------

OPERATING EXPENSES:
   General and administrative                                 10,273,991              7,208,912              7,977,783
   Selling                                                     1,838,349              1,721,387                749,739
   Research and development                                    1,227,657              2,072,983
                                                           -------------          -------------          -------------

                Total operating expenses                      13,339,997             11,003,282              8,727,522
                                                           -------------          -------------          -------------

OPERATING INCOME                                               1,448,681              3,630,288              8,955,691

OTHER INCOME (EXPENSE):
   Interest income                                               623,421                973,618                680,673
   Interest expense                                           (1,375,450)              (154,108)              (223,207)
   Gain on sale of interest in consolidated
      subsidiaries                                             2,626,561                774,505
   Other, net                                                    397,413                937,019                868,051
                                                           -------------          -------------          -------------

                Total other income                             2,271,945              2,531,034              1,325,517
                                                           -------------          -------------          -------------

INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                       3,720,626              6,161,322             10,281,208

INCOME TAX PROVISION                                             245,251              2,082,108              2,898,337
                                                           -------------          -------------          -------------

INCOME BEFORE MINORITY INTEREST                                3,475,375              4,079,214              7,382,871

MINORITY INTEREST                                                860,488                234,130
                                                           -------------          -------------          -------------

NET INCOME                                                 $   4,335,863          $   4,313,344          $   7,382,871
                                                           =============          =============          =============

BASIC AND DILUTED NET INCOME
   PER COMMON SHARE                                        $        0.63          $        0.59          $        1.00

WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                                 6,866,100              7,310,148              7,395,532

See accompanying notes to consolidated financial statements.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                        Common Stock
                                              ------------------------------                                              Total
                                                 Shares                              Retained          Treasury        Stockholders'
                                              Outstanding           Amount           Earnings           Stock             Equity
BALANCE, JANUARY 1, 1997                        7,400,000       $ 35,010,468      $ 14,853,341                         $ 49,863,809

   Net income                                                                        7,382,871                            7,382,871

   Purchase of common stock                       (18,500)                                          $   (215,000)          (215,000)
                                             ------------       ------------      ------------      ------------       ------------

BALANCE, DECEMBER 31, 1997                      7,381,500         35,010,468        22,236,212          (215,000)        57,031,680

   Net income                                                                        4,313,344                            4,313,344

   Issuance of warrant                                                50,000                                                 50,000

   Purchase of common stock                      (515,400)                                            (2,303,132)        (2,303,132)
                                             ------------       ------------      ------------      ------------       ------------

BALANCE, DECEMBER 31, 1998                      6,866,100         35,060,468        26,549,556        (2,518,132)        59,091,892

   Net income                                                                        4,335,863                            4,335,863
                                             ------------       ------------      ------------      ------------       ------------

BALANCE, DECEMBER 31, 1999                      6,866,100       $ 35,060,468      $ 30,885,419      $ (2,518,132)      $ 63,427,755
                                             ============       ============      ============      ============       ============

See accompanying notes to consolidated financial statements.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                        1999            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  4,335,863    $  4,313,344    $  7,382,871
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                  5,568,386       4,291,517       4,141,694
      Provision for doubtful trade accounts receivable                                                 (36,191)        (74,549)
      Gain on sale of interest in consolidated subsidiaries                         (2,626,561)       (774,505)
      Minority interest in loss of consolidated subsidiaries                          (860,488)       (234,130)
      Provision for excess and obsolete inventory                                                     (639,541)       (180,178)
      Deferred income tax (benefit) expense                                         (3,794,725)        148,108       2,800,203
      Loss (gain) on disposal of equipment                                             158,275         181,183        (330,711)
      Other                                                                            (20,265)
      Changes in operating assets and liabilities, net of effects from purchase of Precision
         Trade accounts receivable                                                  (4,852,244)     (1,198,854)       (323,768)
         Other receivables                                                             363,476        (273,578)        174,272
         Inventories                                                                (3,027,589)       (994,760)      3,683,622
         Refundable income taxes                                                       505,562      (1,201,296)       (316,176)
         Prepaid expenses                                                              (10,033)       (417,003)
         Other assets                                                                  369,270         211,352        (332,184)
         Accounts payable                                                              242,129       4,538,303      (4,549,390)
         Accrued expenses                                                            1,716,510        (766,800)      1,561,956
         Taxes payable                                                                  (8,384)       (691,650)         19,994
         Due to related parties                                                         (9,053)        (36,427)        (41,263)
         Other liabilities                                                            (138,620)         88,044          46,585
                                                                                  ------------    ------------    ------------

                Net cash (used in) provided by operating activities                 (2,088,491)      6,507,116      13,662,978
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of investment security                                                            2,080,000      (2,080,000)
   Purchase of property, plant, and equipment                                       (8,662,433)    (10,708,666)     (3,897,517)
   Proceeds from disposal of property, plant, and equipment                            152,971                       4,063,035
   Business acquisition, net of cash acquired                                      (19,852,562)                     (3,868,903)
   Proceeds from sale of interest in consolidated subsidiaries                       2,294,925       3,379,129
   Related party note receivable                                                     6,218,141      (6,218,141)
                                                                                  ------------    ------------    ------------

                Net cash used in investing activities                              (19,848,958)    (11,467,678)     (5,783,385)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                      29,830,000
   Payments of notes payable                                                        (5,850,000)
   Repayment of long-term debt obligations                                            (342,013)
   Repayment of capital lease obligations                                             (423,552)       (686,852)       (620,158)
   Proceeds from long-term obligations                                                                                 283,321
   Purchase of treasury stock                                                                       (2,303,132)       (215,000)
   Minority interest contribution                                                      190,094
   Issuance of warrant                                                                                  50,000
                                                                                  ------------    ------------    ------------

                Net cash provided by (used in) financing activities                 23,404,529      (2,939,984)       (551,837)
                                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,467,080      (7,900,546)      7,327,756

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                 5,697,035      13,597,581       6,269,825
                                                                                  ------------    ------------    ------------

   End of year                                                                    $  7,164,115    $  5,697,035    $ 13,597,581
                                                                                  ============    ============    ============

                                                                     (Continued)

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                      1999            1998           1997
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   The Company purchased all of the capital stock of Precision Tool, Die and
      Machine Company Inc. in 1999. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

   Fair value of assets acquired                                                  $31,419,000
                                                                                  -----------

   Liabilities assumed                                                            $21,273,000
                                                                                  -----------

Interest paid                                                                     $ 1,272,394     $  133,046       $174,473
Income taxes paid                                                                   4,729,000      3,596,000        224,000

                                                                     (Concluded)
See accompanying notes to consolidated financial statements.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (In U.S. Dollars)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

      Company Background - Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are primarily Mexican companies incorporated under the laws of Mexico. During 1999, the Company acquired a U.S. Company, Precision Tool, Die and Machine Company, Inc. (see Note 3). Elamex provides contract assembly services and contract electronics manufacturing services to customers primarily located in the United States and Canada. The Company manufactures products mainly for companies in the electronics industry as well as in the electromechanical, mechanical, appliance, avionics, medical appliance, heating, venting and air conditioning, and automotive industries. The Company views itself as a single reportable segment. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Chihuahua, Nuevo Laredo, Saltillo, Monterrey, Tijuana, Torreon, and Delicias, Mexico, and in Louisville, Kentucky.

      During 1998, the Company purchased 2,525,000 shares ($1 per share) of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. At December 31, 1998, Preferred Stock was converted into 51% of the outstanding common stock. A majority of the Board members of Optimag were Elamex directors. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company consolidated the operations of this investment. On October 18, 1999, the Company sold its interest in Optimag to Veeco Instruments, Inc., for $2,294,925 and recognized a gain of $2,626,561, which is reflected in the 1999 results of operations.

      The Company is a subsidiary of Accel, S.A. de C.V. ("Accel") which owns approximately 59% of the Company's issued and outstanding common shares at December 31, 1999.

      Basis of Presentation - These consolidated financial statements and accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex.

      Principles of Consolidation - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and include the accounts of the Company and its wholly owned and majority owned subsidiaries including, effective as of July 27, 1999, the accounts of Precision Tool, Die and Machine Company, Inc. ("Precision"). All significant intercompany balances and transactions are eliminated in consolidation.

      Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2. DISPOSITION AGREEMENT

      On March 30, 2000, the Company entered into an agreement with Plexus Corp., pursuant to which the Company will sell to Plexus Corp. all of its assets and liabilities related to its contract electronics manufacturing services. The consummation of the transaction contemplated by the agreement would be subject to certain conditions.

      The Company's contract electronics manufacturing services operations represent approximately 10% of the Company's consolidated net assets at December 31, 1999 and 10% of the Company's consolidated revenues for the year ended December 31, 1999.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican pesos, of approximately $157,000 and $94,000 at December 31, 1999 and 1998, respectively, and deposits denominated in U.S. dollars of approximately $207,000 and $880,000 at December 31, 1999 and 1998, respectively, in U.S. banks. The Company had approximately $6,800,000 and $4,723,000 at December 31, 1999 and 1998, respectively, of short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

      Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible.

      An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                         1999         1998         1997

      Beginning balance               $ 631,000    $ 528,000    $ 525,000

      Additions charged to expense                   240,000      311,000

      Accounts written off             (288,000)    (137,000)    (308,000)

      Recoveries
                                      ---------    ---------    ---------

      Ending balance                  $ 343,000    $ 631,000    $ 528,000
                                      =========    =========    =========

      Foreign Currency Translation - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in "other, net" on the accompanying consolidated statements of earnings are foreign exchange gains (losses) of $93,736, $(168,149), and $(55,517) for the years ended December 31, 1999, 1998, and 1997, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in pesos are summarized as follows in U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period end:

                                                    1999           1998

      Cash and cash equivalents                $   121,077    $   177,459
      Other receivables                          1,917,023        878,101
      Prepaid expenses                           4,489,299      1,851,550
      Other assets, net                            598,237        212,967
      Accounts payable                          (1,828,987)      (355,023)
      Accrued expenses and other liabilities    (7,215,736)    (1,190,945)
                                               -----------    -----------

      Net foreign currency position            $(1,919,087)   $ 1,574,109
                                               ===========    ===========

      In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 8). The recorded amounts of $5,442,819 and $6,808,493 at December 31, 1999 and 1998, respectively, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax bases.

      Foreign Exchange Instruments - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 1999 or 1998.

      Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method. Inventory cost includes material, labor, and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

      Research and Development Costs - Research and development was conducted through Optimag until its sale on October 18, 1999. Research and development costs are charged to expense as incurred and were $1,227,657 and $2,072,983 during 1999 and 1998, respectively. No research and development cost was incurred during 1997.

      Property, Plant, and Equipment - Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Plant and equipment under capital leases are stated at the lower of their fair value at the inception of the lease or the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the shorter of related lease terms or estimated useful lives of the assets. The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and improvements.

      Goodwill - Goodwill is being amortized on a straight-line basis over 20 years; accumulated amortization was approximately $248,000 at December 31, 1999.

      Long-Lived Assets - The Company records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

      Basic and Diluted Net Income Per Share - Basic and diluted net income per share of common stock was calculated by dividing net income by the weighted-average number of common shares outstanding for the year. There are no potentially dilutive securities.

      Income Taxes - The Company accounts for income taxes under the asset and liability method, as required by Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Provisions for taxes are made based upon the applicable tax laws of Mexico or the United States. In conformity with SFAS No. 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican tax purposes or exchange rate changes.

      Revenue Recognition - Contract electronic manufacturing services sales are recognized at the time the order is shipped. Sales from contract assembly services are recognized over the contract period as services are provided. Anticipated losses on contract electronic manufacturing services are charged to operations as soon as they are determined.

      Employees' Statutory Profit Sharing - A provision for deferred employees' statutory profit sharing is computed on income subject to statutory profit sharing which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit sharing and book purposes.

      Postretirement Benefits - Employees are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

      Fiscal Year - The Company uses 13-week quarters ending on a Sunday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31.

      Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 1999 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

      Acquisitions - On July 27, 1999, the Company acquired Precision in a business combination accounted for as a purchase. Precision is primarily engaged in the manufacture of stamped metal components for the appliance, heating, venting and air conditioning, and automotive industries. The results of operations of Precision are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was approximately $20,343,000, which exceeded the fair value of the net assets of Precision by approximately $10,197,000. The excess is being amortized on the straight-line method over 20 years.

      The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1998.

                                                 1999           1998

      Net sales                              $192,756,345   $188,645,487
                                             ============   ============

      Net income                             $  4,187,126   $  4,091,438
                                             ============   ============

      Basic and diluted earnings per share   $       0.61   $       0.56
                                             ============   ============

      Joint Venture - On July 14, 1998, the Company formed a Joint Venture ("JV") with General Electric International Mexico, S.A. de C.V. ("GE") to produce plastic molding and stamped metal components in Ciudad Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 50.1% interest in the JV. GE paid approximately $3,500,000 to the Company in exchange for a 49.9% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock, exercisable at $7.81 per share subject to anti-dilution provisions. GE also received the right to select a representative on the Company's Board. The warrant was valued at $50,000. The JV began with a $10,000,000 commitment of business from GE. The Company recognized a gain on the sale of a 49% interest of the plastics molding and stamped metal operations of $774,505, which is included in other income for the year ended December 31, 1998. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. The Company is required to adopt this SFAS by January 1, 2001. Given the Company's current operations and policies, the adoption of SFAS No. 133 is not expected to have a significant impact on the financial statements of the Company.

      Reclassifications - Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

4. INVENTORIES

      Inventories consist of the following:

                                                       1999            1998

      Raw materials                               $ 16,550,810    $ 12,377,208
      Work-in-process                                1,510,236         602,679
      Finished goods                                 4,204,528       2,429,125
                                                  ------------    ------------

      Total                                         22,265,574      15,409,012

      Less reserve for excess and obsolete
       inventory                                    (1,053,760)     (1,078,006)
                                                  ------------    ------------

      Total                                       $ 21,211,814    $ 14,331,006
                                                  ============    ============

      The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 1999, 1998, and 1997 is as follows:

                                                         1999           1998           1997

      Beginning balance                              $ 1,078,006    $ 1,717,547    $ 1,897,725

      Provisions for excess and obsolete inventory

      Inventory disposed during the year                 (24,246)      (639,541)      (180,178)
                                                     -----------    -----------    -----------

      Ending balance                                 $ 1,053,760    $ 1,078,006    $ 1,717,547
                                                     ===========    ===========    ===========

5. PROPERTY, PLANT, AND EQUIPMENT

      A summary of property, plant, and equipment is as follows:

                                      Estimated
                                    Useful Lives
                                       (Years)          1999           1998

      Land                                          $ 4,256,419    $ 3,641,418
      Buildings                          20          19,559,524     11,891,912
      Machinery and equipment          3 - 10        47,047,299     34,875,173
      Leasehold improvements              5           1,689,651      1,679,242
      Vehicles                            5             311,394        176,174
      Construction-in-progress                        1,505,898        933,862
                                                   ------------   ------------

      Total                                          74,370,185     53,197,781

      Less accumulated depreciation                 (21,495,646)   (18,458,694)
                                                   ------------   ------------

      Total                                        $ 52,874,539   $ 34,739,087
                                                   ============   ============

6. NOTES PAYABLE AND LONG-TERM DEBT

      The following is a summary of notes payable and long-term debt at December 31, 1999. There was no outstanding long-term debt at December 31, 1998.

            Note payable to bank due January 28, 2000 with interest payable quarterly at
               LIBOR plus 3% (8.8% at December 31, 1999), collateralized by trade
               accounts receivable (a)                                                            $  7,500,000

            Note payable to asset-based lender due January 28, 2000 with interest payable quarterly at LIBOR plus 3% (8.8% at December 31, 1999), collateralized
               by trade accounts receivable (a)                                                      7,500,000

            Note payable to bank due January 25, 2000 with interest payable monthly at the bank's index rate less 0.75% (7.75% at December 31, 1999), collateralized
               by certain equipment, buildings, and land (b)                                         4,050,000

            Note payable to bank due January 25, 2000 with interest payable monthly at the bank's index rate less 0.25% (8.25% at December 31, 1999), collateralized
               by certain equipment, buildings, and land (b)                                         3,999,968

            Unsecured loan payable to GE due March 28, 2000 with interest payable at
               maturity at LIBOR plus 3% (8.8% rate at December 31, 1999)                            2,250,000

            Note payable to bank due January 18, 2000 plus interest payable at maturity
               of 7.15%, guaranteed by Certificate of Deposit (b)                                    1,980,000

            Note payable to bank due in semi-annual installments of principal of $150,000 through April 2004 with interest payable monthly at the bank's index rate
               (6.6% at December 31, 1999), collateralized by substantially all assets of
               the Company (b)                                                                       1,350,000

            Industrial Revenue Bonds due in monthly installments of principal and interest of $30,248 through March 2007 at the bank's index rate
               (5.80% at December 31, 1999), collateralized by a letter of credit                    2,148,333

            Other                                                                                       40,889
                                                                                                  ------------

                                                                                                    30,819,190

            Less:  Notes payable and current maturities of long-term debt                           (4,364,289)
                                                                                                  ------------

            Total                                                                                 $ 26,454,901
                                                                                                  ============

      The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments, or advances in other companies, limit the incurrence of debt and require the Company to maintain certain financial ratios and insurance coverage. The Company is in compliance with such covenants or restrictions at December 31, 1999.

      (a) On January 26, 2000, the Company entered into a $15,000,000 revolving line of credit agreement with a bank at LIBOR plus 2.75 to 3% or prime plus 0.5 to 0.75% as selected by the Company. This loan is due on July 31, 2002. Also, on January 26, 2000, the Company entered into a

$5,000,000 term loan agreement with a bank at LIBOR plus 3.25% payable in quarterly installments of $263,000 plus interest through January 31, 2005. The proceeds of these loans were used to refinance $15,000,000 of short-term notes payable which matured January 28, 2000, and accordingly those amounts have been classified as long-term at December 31, 1999. These loans are collateralized by certain properties and trade accounts receivable and the loan agreements contain certain restrictive covenants including restrictions on the payment of dividends, disposition of assets, incurrence of debt, limit investments, and require the Company to maintain certain financial ratios.

      (b) On March 1, 2000, the Company's wholly owned subsidiary, Precision, entered into a $12,000,000 note agreement with a bank at a variable interest rate, calculated weekly. Principal and interest under the note agreement are due in monthly installments through March 2010. The proceeds from the note were used to refinance approximately $11,380,000 of short-term and long-term notes payable and, accordingly, those short-term amounts have been classified as long-term debt at December 31, 1999. The note is collateralized by substantially all assets of Precision and requires the maintenance of certain financial ratios. At December 31, 1999, Precision's net assets were $13,759,000.

      The maturities of notes payable and long-term debt disclosed below have been modified to reflect the repayment terms of these loans.

      Maturities of notes payable and long-term debt are as follows:

            2000                        $ 4,364,289
            2001                          2,984,050
            2002                         12,999,050
            2003                          3,017,800
            2004                          3,041,550
            Thereafter                    4,412,451
                                        -----------

            Total                       $30,819,190
                                        ===========

      Additionally, on March 1, 2000, Precision entered into a $7,500,000 revolving line of credit agreement with a bank, expiring February 2004.

7. LEASES

      The Company utilizes certain machinery and equipment and occupies certain buildings under noncancelable operating lease arrangements that expire at various dates through 2003, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $3,162,978, $3,886,773, and $2,786,242 for the years ended December 31, 1999,
1998, and 1997, respectively.

      Future minimum lease obligations at December 31, 1999 having an initial or remaining term in excess of one year are as follows:

            2000                                      $3,154,201
            2001                                       2,534,637
            2002                                       2,181,893
            2003                                         508,609
                                                      ----------

            Total minimum obligations                 $8,379,340
                                                      ==========

      The Company leases manufacturing facilities to unrelated parties under operating lease agreements that expire in 2000 and 2001. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant, and equipment at December 31, 1999 and 1998 is the cost of the land and buildings under operating lease agreements of $5,215,774 and $4,966,598 and the related accumulated depreciation of $1,323,883 and $1,064,229, respectively.

      Rental income was $700,521, $661,350, and $732,832 for the years ended December 31, 1999, 1998, and 1997, respectively. The future minimum rental income to be received under these operating leases is $770,100 in 2000 and $337,806 in 2001.

8. INCOME TAXES

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

      The tax provision differs from the statutory tax rate of 35% in 1999 and 34% in 1998 and 1997 on taxable income as follows:

                                                                                1999       1998       1997

            Statutory tax rate                                                  35.0%      34.0%      34.0%
            Effect of rate differential from U.S. operations                     1.9
            Foreign currency gains or losses not subject
               to income taxes                                                  (1.1)       0.7        0.2
            Nondeductible expenses                                               5.3        2.3        2.5
            Income not subject to tax                                                      (5.3)
            Inflationary effects on monetary items and tax loss
               and asset tax credit carryforwards                              (27.9)       2.5       (9.2)
            Inflationary portion of depreciation expense for
               tax purposes only                                               (12.9)      (9.3)       3.1
            Goodwill - Precision                                                 2.3
            Sale of interest in Optimag                                          8.9
            Change in valuation allowance                                       15.9        6.7       (2.4)
            Effect of income tax rate change                                                2.2
            Reduction of previously recorded deferred taxes                    (20.4)
            Other                                                               (0.4)
                                                                                ----       ----       ----

            Total                                                                6.6%      33.8%      28.2%
                                                                                ====       ====       ====

      Income tax expense consists of:

                                                      Current        Deferred           Total

            Mexican companies                      $ 3,155,772     $(3,348,393)     $  (192,621)
            U.S. Companies                             884,204        (446,332)         437,872
                                                   -----------     -----------      -----------

            Year ended December 31, 1999           $ 4,039,976     $(3,794,725)     $   245,251
                                                   ===========     ===========      ===========

            Year ended December 31, 1998           $ 1,934,000     $   148,108      $ 2,082,108
                                                   ===========     ===========      ===========

            Year ended December 31, 1997           $    98,134     $ 2,800,203      $ 2,898,337
                                                   ===========     ===========      ===========

      Significant components of deferred income tax expense attributable to income for the year ended December 31, 1999, 1998 and 1997 are as follows:

                                                                               1999              1998            1997
            Deferred tax expense (exclusive of the effects
               of other components below)                                  $(3,794,725)     $   (35,722)     $ 2,800,203
            Adjustment to deferred tax assets and liabilities
               for enacted changes in laws and rates                                            183,830
                                                                           -----------      -----------      -----------

            Total                                                          $(3,794,725)     $   148,108      $ 2,800,203
                                                                           ===========      ===========      ===========

      The tax effects of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                          1999              1998
            Deferred tax assets:
               Asset tax carryforwards                               $ 1,433,246       $ 1,294,409
               Net operating loss carryforwards (Mexico)               1,856,247           467,723
               Installment sale of the interest in Optimag               446,332
               Net operating loss carryforwards (U.S.)                                     723,800
               Other                                                     715,682           371,983
                                                                     -----------       -----------

            Total deferred tax assets                                  4,451,507         2,857,915

            Less valuation allowance                                  (1,313,576)         (723,800)
                                                                     -----------       -----------

            Net deferred tax assets                                    3,137,931         2,134,115
                                                                     -----------       -----------

            Deferred tax liabilities:
               Property, plant, and equipment                         (4,125,156)       (2,282,066)
               Inventories                                            (4,108,662)       (6,173,786)
               Prepaid expenses and other                               (346,932)         (486,756)
                                                                     -----------       -----------

            Total deferred tax liability                              (8,580,750)       (8,942,608)
                                                                     -----------       -----------

            Net deferred tax liability                               $(5,442,819)      $(6,808,493)
                                                                     ===========       ===========

      The valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 1997, the Company provided a valuation allowance for certain deferred asset tax carryforwards of individual Mexican subsidiaries. In 1998, the Company completely reduced this valuation allowance because it expected that income levels for such subsidiaries would be sufficient to fully utilize such credits. Additionally, during 1998 the Company recorded a valuation allowance in the amount of $723,800 relating to Optimag's U.S. net operating losses. Optimag was sold in 1999, and accordingly the related valuation allowance has been eliminated. The valuation allowance of $1,313,576 at December 31, 1999 was recorded during 1999 and relates primarily to certain asset tax carryforwards of individual Mexican subsidiaries.

      During 1999, Precision recorded deferred tax liabilities of $2,392,000 related principally to differences in the financial statement carrying amount and the tax basis of fixed assets at the date of acquisition.

      The asset taxes paid, adjusted for inflation, may be used to offset income taxes that exceed the assets tax due for the year, for ten years following the payment of the tax. These asset tax carryforwards as of December 31, 1999 are $1,433,246 and expire from 2000 through 2009.

      At December 31, 1999, certain of the Mexican companies within the consolidated group had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:

            Year                          Amount

            2002                       $  481,337
            2003                          125,724
            2007                           37,667
            2008                        1,477,451
            2009                        3,181,384
                                       ----------

            Total                      $5,303,563
                                       ==========

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

      Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican income tax law, are subject to a 34% income tax during 1998 and 35% income tax during 1999, payable by the Company, on 1.515 and 1.5385 times the amount in excess of earnings and profits during 1998 and 1999, respectively. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 1999, 1998, or 1997.

9. STOCKHOLDERS' EQUITY

      Common Stock - During 1998 and 1997, a subsidiary of the Company purchased 515,400 and 18,500 shares, respectively, of the Company's common stock in the open market for an aggregate amount of $2,303,132 and $215,000, respectively. This treasury stock has been presented in the accompanying consolidated balance sheets at cost as a reduction of stockholders' equity.

      Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the 30 trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 1999, the Company had not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise this option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

      Under Mexican law, dividends must be declared in pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from pesos as of the date of record, unless otherwise instructed by the stockholder.

      Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 1999 and 1998 was approximately $1,363,000. The Company anticipates an additional allocation will be made at its annual stockholders' meeting to be held on April 21, 2000 of approximately $269,000. Retained earnings available for dividends under Mexican law at December 31, 1999 were $3,773,000. However, debt agreements place certain restrictions on the payment of dividends (see Note
6).

      Common Stock Purchase Restrictions and Preemptive Rights - Any person who seeks to acquire ownership of 15% or more of the total outstanding shares of the Company's common stock must receive written consent from the Company's Board of Directors. Should shares in excess of 15% be acquired without permission, the purchaser will be subject to liquidated damages, which will be used by the Company to repurchase stock in excess of the 15% ownership limitation. In addition, in the event that the Company issues additional shares, existing stockholders will have a preemptive rights to subscribe for new shares, except when shares are issued in connection with a merger or for the conversion of convertible debentures. The 15,000,000 shares of variable capital are not subject to preemptive rights.

      Preferred Stock - Pursuant to the Company's bylaws, the Company's Board of Directors, at its discretion, can issue up to an aggregate of 50,000,000 shares of preferred stock in one or more series. The Board may attach any preferences, rights, qualifications, limitations, and restrictions to the shares of each series issued, including dividend rights and rates, conversion rights, voting rights, terms of redemption, and liquidation preferences. The shares may be issued at no par value or at a par value determined by the Board of Directors. No shares of preferred stock have been issued as of

December 31, 1999.

10. EMPLOYEE BENEFIT PLANS

      The Company maintains an Executive Phantom Stock Plan (the "Plan") which offers certain key executives of the Company and related entities long-term incentives in addition to their current compensation. Participants receive benefits expressed in shares of common stock, but which are not actual shares of common stock ("Phantom Stock Shares"). A participant may exercise the right to receive payment for Phantom Stock Shares two years after the determination date (as defined in the Plan); however, such shares expire after ten years. Upon termination of employment for cause, Phantom Stock Shares and accrued dividends and interest are forfeited.

      The Company keeps a record of the amount of Phantom Stock Shares held by each participant. Each participant is credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrued interest at the short-term money market rate published by Chase Manhattan Bank, N.A. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan, and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. For the years ended December 31, 1999, 1998, and 1997, the Company recorded $80,000, $0, and $224,000, respectively, in expense under the Phantom Stock Plan.

      Transactions involving the plan are summarized as follows:

                                                 Phantom Stock Shares
                                                 -------------------
                                                  1999         1998

            Outstanding January 1                30,980       30,980
            Granted
            Canceled
            Exercised                            (2,088)
                                                 ------       ------

            Exercisable December 31              28,892       30,980
                                                 ======       ======

      The Company sponsors two 401(k) defined contribution plans. Participants in the plans may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 1999, the first year the Company sponsored the plans, approximately $87,000 was charged to expense.

11. MAJOR CUSTOMERS

      The Company has agreements that provide for the sale of its assembly service and turnkey manufacturing at established prices. The Company's business is dependent on one- to five-year agreements, which are subject to termination or renewal.

      Certain customers, all of which are located in the United States, accounted for at least 10% of the Company's total sales during the periods ended as follows:

       Customer            Products and Services                 1999    1998    1997
          A      Printed circuit boards and final assembly        17 %    21 %    19 %

          B      PBX/switchboards and fiber optic cable
                    connections                                   (a)     (a)     14

          C      Assembly consumer products                       (a)     (a)     10

      (a) did not exceed 10% of the Company's total sales during the period.

12. RELATED PARTY TRANSACTIONS

      o The Company leases the Torreon facilities to a related party. Lease income generated by the Company was approximately $211,000 for each of the years ended December 31, 1999, 1998, and 1997.
      o The Company leases three manufacturing facilities from companies that are owned by a related party. Included in rent expense are rental payments under these leases of approximately $540,000, $917,000, and $831,000 during the years ended December 31, 1999, 1998, and 1997, respectively.
      o Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican company, the Mexican company is required to submit its budget annually to the Board of Directors of Elamex for approval. For the years ended December 31, 1999, 1998, and 1997, the Mexican company had sales to Elamex of $2,324,000, $594,000, and $1,731,000, respectively. Elamex had a receivable from the Mexican company of $116,000 and $131,000 at December 31, 1999 and 1998, respectively.
      o Prior to December 31, 1998, a U.S. corporation, owned by certain executives and senior management of the Company, exclusively provided professional services to Elamex. Under the service agreement, the U.S. Corporation was obligated to submit its annual budget to the Board of the Directors of Elamex for approval. For the years ended December 31, 1998 and 1997, this company provided services to Elamex for $3,139,000 and $2,425,000, respectively. During 1998, the Company formed a wholly owned subsidiary, Elamex Administration, Inc., a U.S. corporation. The function of the subsidiary was to replace the prior related party U.S. Corporation beginning January 1, 1999.
      o The Company made payments to the Board of Directors of the Company in the amounts of approximately $350,000, $361,000, and $327,000 for the years ended December 31, 1999, 1998, and 1997, respectively.
      o The Company paid consulting fees, consisting of tax advice and tax return preparation, and other administrative services, of approximately $230,000, $192,000, and $190,000 during the years ended December 31, 1999, 1998, and 1997, respectively, to companies which are related parties.
      o The Company purchases insurance through an insurance broker that is a related party. Premiums paid approximately $677,000, $410,000, and $442,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

      o During 1998, the Company entered into an agreement with a related party whereby a total of $7,800,000 would be loaned to the related party by the Company, bearing interest of 8.9%, for construction of a manufacturing facility in Ciudad Juarez, Chihuahua, Mexico. The note receivable was fully collateralized by the assets of the related party. Upon completion of the facility, the Company leased the facility from the related party. Rent expense for the year ended December 31, 1999 related to the facility was $81,180. As of December 31, 1998, the balance on the note receivable was $6,218,000, and was paid in full on May 7, 1999.
      o In December 1999, GE Mexico loaned a subsidiary of the Company $2,250,000 in the form of a note payable due March 28, 2000, to meet working capital needs (see Note 6).
      o Included in trade accounts receivable at December 31, 1999 are $2,391,847 of trade receivables from various entities affiliated with GE.
      o Related party sales of $3,874,277 were made during 1999 to various companies and divisions of GE.

13. COMMITMENTS AND CONTINGENCIES

      The Company is a party to various claims, actions, and complaints, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company.

      The Mexican Federal Labor Law requires a severance payment for all permanent employees that are terminated by the employer. This payment is calculated on the basis of 90-days' pay for termination anytime during the first year of employment, with an additional 12 days per pay year for each year of service thereafter up to two times minimum wage. While most of the Company's Mexican assembly labor is hired under temporary labor contracts during the first two months of employment, the labor force is changed to permanent labor contracts after this period. The Company has agreements with many of its contract-assembly customers which require that the customers pay the severance costs incurred, in the event that assembly contracts are terminated prior to their scheduled completion. In management's opinion, any severance costs incurred upon the termination of any manufacturing contracts would not be material.

      Seniority premiums to which employees are entitled upon retirement after 15 years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $208,000 and $347,000 as of December 31, 1999 and 1998, respectively, which fully accrues for these estimated seniority obligations. No significant seniority payments have been made through December 31, 1999.

      At December 31, 1999, the Company has an obligation to purchase inventory held by suppliers valued at approximately $3,138,000.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      In thousands, except per share amounts:

                                           1999 Quarters                                           1998 Quarters
                          ------------------------------------------------       ------------------------------------------------
                                1st          2nd         3rd         4th              1st          2nd         3rd          4th
Net sales                    $31,501      $32,195     $48,456     $47,899          $28,306      $30,668     $30,757      $39,159
Gross profit                   2,918        3,460       4,224       4,186            3,197        3,933       3,611        3,893
Net income                       455          802         343       2,736 (a)          650          958         681        2,024 (a)

Basic and diluted net
   income per common
   share                      $ 0.07       $ 0.12      $ 0.05      $ 0.40           $ 0.09       $ 0.13      $ 0.09       $ 0.28

(a) In the fourth quarter of 1999 and 1998, the Company reduced its previously recorded income tax provision by approximately $759 and $1,533, respectively, upon finalization of the year end tax provision, primarily as a result of a reduction in the previously provided deferred tax liabilities for 1999 and revisions to the previously estimated effective annual income tax rate for the year in 1999 and 1998.

                                     ******

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable

Item 10. Directors and Executive Officers of the Registrant.

      The names, ages, and positions of the Directors and executive officers of the Company as of March 10, 2000 are as follows:

     Name              Age               Position
--------------------------------------------------------------------------------
Eloy S. Vallina        62     Chairman of the Board of Directors
Jesus Alvarez-Morodo   53     Vice Chairman of the Board of Directors
Hector M. Raynal       46     President, Chief Executive Officer and Director
Carlos D. Martens      51     Vice  President-New Business Development,
                               Director and Secretary
William T. Allen       43     Vice President-Plastics and Metal Stamping
                               Operations
Daniel L. Johnson      53     Vice President-Finance and Chief Financial Officer
Tomas Mena             52     Vice President-Electronics Operations
Susan E. Mucha         41     Vice President-Sales and Marketing
Wayne Rout             56     Vice President-Materials
Jesus E. Vallina       51     Director
Eloy Vallina Garza     28     Director
Eduardo L. Gallegos    58     Director
Robert J. Whetten      57     Director
Antonio L. Elias       51     Director
Jerry W. Neely         63     Director
Leon Reinhart          57     Director
Federico Barrio        63     Director
James L. Robo          37     Director
Jose O. Garcia Mata    56     Statutory Auditor

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

Carlos D. Martens

      Mr. Martens was Vice President and Chief Financial Officer of Elamex from March 1997 until December 1999, when he assumed the position of Vice President-Business Development. He has more than 21 years of multinational business and financial experience with large conglomerates such as Grupo Empresarial G of Guadalajara and Grupo Industrial Alfa of Monterrey as well as start-up situations in California and Chicago. He received a B.S. in Electrical Engineering from Escuela Superior de Ingenieria Mecanica y Electrica del Instituto Politecnico Nacional ("ESIME"), a M.S. in Industrial Engineering and an M.B.A. both from Stanford University.

William R. Allen

      Mr. William Allen joined the company in February 1999. He has been leading manufacturing organizations in Mexico for over five years. As President of the Mexican operations of a major electrolytic and electrostatic capacitor manufacturer, he orchestrated the turn around of two struggling operations. Prior to that assignment, he was Vice President, Operations for the parent company responsible for over $100MM of manufacturing. Mr. Allen has also directed worldwide quality management activities for divisions of Emerson Electric Co. and Dresser Industries. He has written quality systems resulting in over nineteen nuclear power, ISO and QS9000 certifications in eight countries.

Daniel  L. Johnson

      Mr. Johnson joined Elamex as Vice President and Chief Financial Officer in December of 1999. He has more than 29 years experience with multinationals in the U.S. and in Latin America, including General Mills, Inc., Citibank and Continental Grain Company. He received his B.S. from Brigham Young University.

Tomas Mena

      Mr. Mena joined the Company in 1985 as Plant Manager and has since served as Manufacturing Director and Vice President of the Electronics Manufacturing Services Operations, his current position. He has 28 years of experience in the electronic manufacturing industry with technical and management experience in the manufacturing, quality and engineering areas. He also taught for 15 years as a teacher in the Instituto Tecnologico de Cd. Juarez, Chih.

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

James L. Robo

      Mr. James Robo was consultant with Strategic Planning Associates for eight years. Then in 1992, he joined GE's Corporate Business Development Staff as Manager - Business Development. In 1994, he moved to GE Lighting as General - Manager Distribution Operations. In 1996, he became General Manager for 6 Sigma Worldwide, prior to assuming his current role as Chairman of the Board and CEO for GE International Mexico. He holds both undergraduate and MBA degrees from Harvard.

Jose O. Garcia Mata

      Mr. Garcia Mata has been a partner with Deloitte & Touche - Mexico since 1981, where he currently serves as National Director of Accounting and Auditing. Mr. Garcia Mata is an U.S. Certified Public Accountant and holds a baccalaureate degree in Business Administration from Woodbury University in Los Angeles.

Item 11. Executive Compensation.

      During the year ended December 31, 1999, Elamex paid, an aggregate of $1.3 million to all of its directors and officers as a group for services in all capacities and an additional $200K in respect of a discretionary compensation plan. During such year, the Company, set aside or accrued an aggregate of $47,188 to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S. based officers and Directors.

      Forty eight of the Company's executives and senior managers who are citizens or residents of the United States are employees of a U.S. corporation owned by such executives, and provide contracted services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, the Company pays to the corporation an amount equal to the salary and benefits provided to the executives by the corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

 Name and Address of             Amount of         Percent

   Beneficial Owner             Shares Owned       of Total

Eloy S. Vallina
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico           4,051,300          54.8%

--------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions

      Hector Raynal is an executive officer of Elamex de Torreon. Transactions with Elamex de Torreon and the Company are described in "Notes: Related Party Transactions."

      Eloy Vallina has an equity interest in Esvamex, S.A. de C.V. ("Esvamex"). Esvamex provided consulting services to Elamex further described in "Notes:
Related Party Transactions."

      Federico Barrio has an equity interest and is an executive officer of Constructora Lintel, S.A. de C.V. ("Lintel"). The Company made lease payments to Lintel in the aggregate amount of $540,000 during 1999 as described in "Notes:
Related Party Transactions."

      Eloy Vallina has an equity interest in the parent of Seguridad Planeada, an insurance broker which provided services to the Company, which services are further described in "Notes: Related Party Transactions."

      Eloy Vallina has an equity interest in Corporacion Chihuahua, S.A. de C.V., which received a loan from the Company further described in "Notes:
Related Party Transactions."

                                     PART IV

Item 14. Exhibits, and Financial Statement Schedules, and Reports of Form 8-K

a)    Financial Statements

      (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999 are filed in Item 8 of this report.

      (ii) No schedules are included because they are not applicable. The required information is shown in the financial statements or notes thereto.

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

March 30, 2000           By: /s/ Hector M. Raynal
--------------              ------------------------------------------------
Date                        Hector M. Raynal, President and Chief Executive
                            Officer

March 30, 2000           By: /s/ Carlos D. Martens
--------------              ------------------------------------------------
Date                        Carlos D. Martens, Vice-President of New Business
                            Development and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000           By: /s/ Eloy S. Vallina
--------------              ------------------------------------------------
Date                        Eloy S. Vallina, Chairman of the Board of
                            Directors


March 30, 2000           By: /s/ Jesus Alvarez-Morodo
--------------              ------------------------------------------------
Date                        Jesus Alvarez-Morodo, Vice Chairman of the Board
                            of Directors


March 30, 2000           By: /s/Hector M. Raynal
--------------              ------------------------------------------------
Date                        Hector M. Raynal, President, Chief Executive
                            Officer, and Director (Principal Executive Officer)


March 30, 2000           By: /s/ Federico Barrio
--------------              ------------------------------------------------
Date                        Federico Barrio, Vice Chairman of the Board of
                            Directors


March 30, 2000           By: /s/ Jesus E. Vallina
--------------              ------------------------------------------------
Date                        Jesus E. Vallina, Director


March 30, 2000           By: /s/ Eloy Vallina Garza
--------------              ------------------------------------------------
Date                        Eloy Vallina Garza, Director


March 30, 2000           By: /s/ Eduardo L. Gallegos
--------------              ------------------------------------------------
Date                        Eduardo L. Gallegos, Director

March 30, 2000           By: /s /Antonio L. Elias
--------------              ------------------------------------------------
Date                        Antonio L. Elias, Director


March 30, 2000           By: /s/ Jerry W. Neely
--------------              ------------------------------------------------
Date                        Jerry W. Neely, Director


March 30, 2000           By: /s/ Leon Reinhart
--------------              ------------------------------------------------
Date                        Leon Reinhart, Director


                         By:
--------------              ------------------------------------------------
Date                        Robert J. Whetten, Director