Form 10-Q
period 2000-03-31
ELAMEX SA DE CV
filed 2000-05-15
CIK 1009302

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

      For the quarterly period ended: March 31, 2000

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

                                 Yes |X| No |_|

      The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 15, 1999 was:

                                    6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements
              Consolidated Condensed Balance Sheets as of
              March 31, 2000 (unaudited) and December 31, 1999 ...........  1

              Consolidated Condensed Statements of Operations
              for the Thirteen Weeks Ended March 31, 2000
              (unaudited) and April 04, 1999 (unaudited) .................  2

              Consolidated Condensed Statements of Cash Flows
              for the Thirteen Weeks ended March 31, 2000
              (unaudited) and April 04, 1999 (unaudited) .................  3

              Notes to Unaudited Consolidated Condensed
              Financial Statements .......................................  4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................  6

      Item 3. Qualitative and Quantitative Disclosures about
              Market Risk ................................................  7

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings ..........................................  8

      Item 2. Changes in Securities and Use of Proceeds ..................  8

      Item 3. Defaults upon Senior Securities ............................  8

      Item 4. Submission of Matters to a Vote of Security Holders ........  8

      Item 5. Other Information ..........................................  8

      Item 6. Exhibits and Reports on Form 8-K ...........................  8

SIGNATURES ...............................................................  9

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)

                                                    March 31,      December 31,
                                                      2000             1999
                                                  (Unaudited)
                                                 -------------    -------------
Assets
Current assets:
   Cash and cash equivalents                     $   8,916,949        7,164,115
   Receivables
      Trade accounts, net                           32,270,500       30,757,105
      Other receivables, net                         2,645,669        2,371,984
                                                 -------------    -------------
        Total receivables                           34,916,169       33,129,089

   Inventories, net                                 19,181,099       21,211,814
   Refundable income taxes                           1,425,530        1,084,992
   Prepaid expenses                                  1,648,059        1,294,200
                                                 -------------    -------------
        Total current assets                        66,087,806       63,884,210

Property, plant and equipment, net                  56,737,802       52,874,539
Goodwill, net                                        9,824,546        9,948,662
Other assets, net                                      553,674          516,582
                                                 -------------    -------------
                                                 $ 133,203,828      127,223,993
                                                 =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                              $  21,323,415       19,807,188
   Accrued expenses                                  7,586,057        5,235,091
   Notes payable and current portion of
   long-term debt                                    7,026,144        4,364,289
   Taxes payable                                     1,331,754          606,092
   Deferred income taxes                             4,251,502        4,991,335
                                                 -------------    -------------
        Total current liabilities                   41,518,872       35,003,995

Long-term debt, excluding current portion           26,467,539       26,454,901
Other liabilities                                      191,038          208,412
Deferred income taxes                                  451,484          451,484
                                                 -------------    -------------
        Total liabilities                           68,628,933       62,118,792

Minority interest                                    1,484,878        1,677,446

Stockholders' equity:
   Common stock, 22,400,000 shares authorized,
   7,400,000 shares issued and
   6,866,100 outstanding                            35,060,468       35,060,468
   Retained earnings                                30,547,681       30,885,419
   Treasury stock                                   (2,518,132)      (2,518,132)
                                                 -------------    -------------
        Total stockholders' equity                  63,090,017       63,427,755
                                                 -------------    -------------
Commitments and contingencies                               --               --
                                                 $ 133,203,828      127,223,993
                                                 =============    =============

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                               (In U. S. Dollars)

                                                    13 Week Periods Ended
                                               --------------------------------
                                               March 31, 2000     April 04, 1999
                                                (Unaudited)        (Unaudited)
                                               --------------     -------------

Net sales                                       $ 51,426,481         31,500,707
Cost of sales                                     48,677,151         28,582,272
                                                ------------       ------------

      Gross Profit                                 2,749,330          2,918,435
                                                ------------       ------------

Operating expenses:
    General and administrative                     2,668,518          1,919,458
    Selling                                          525,008            490,567
    Research and development                              --            549,598
                                                ------------       ------------
      Total operating expenses                     3,193,526          2,959,623
                                                ------------       ------------

      Operating loss                                (444,196)           (41,188)
                                                ------------       ------------

Other income (expense):
    Interest income                                  112,205            276,423
    Interest expense                                (957,569)           (80,494)
    Other, net                                       538,767            209,764
                                                ------------       ------------
      Total other income (expense)                  (306,597)           405,693
                                                ------------       ------------

      (Loss) income before income
      taxes and minority interest                   (750,793)           364,505

    Income tax (benefit) provision                  (219,997)           274,231
                                                ------------       ------------

    (Loss) income before minority interest          (530,796)            90,274

    Minority interest                                193,058            364,244
                                                ------------       ------------

      Net (loss) income                         $   (337,738)           454,518
                                                ============       ============

    Basic and diluted (loss)
    income per common share                     $      (0.05)              0.07
    Weighted average shares outstanding            6,866,100          6,866,100
                                                ============       ============

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               (In U. S. Dollars)

                                                      Thirteen Week Periods Ended
                                                      ---------------------------
                                                        March 31,      April 04,
                                                          2000           1999
                                                       (Unaudited)   (Unaudited)
                                                       -----------    -----------

Cash flows from operating activities:
   Net (loss) income                                   $  (337,738)       454,518
   Adjustments to reconcile net (loss) income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                        1,749,610      1,123,937
    Minority interest in loss of
    consolidated subsidiaries                             (192,568)      (364,244)
    Deferred income tax benefit                           (739,833)        (3,646)
    Loss on sale of equipment                              (10,928)        42,442
    Change in operating assets and
    liabilities:
      Trade accounts receivable                         (1,513,395)      (478,194)
      Other receivables                                   (273,685)    (1,988,309)
      Inventories                                        2,030,715     (1,241,825)
      Refundable income taxes                             (340,538)            --
      Prepaid expenses                                    (353,859)    (1,124,018)
      Other assets                                         (49,092)        44,433
      Accounts payable                                   1,516,227        257,776
      Accrued expenses                                   2,350,966       (347,934)
      Taxes payable                                        725,662             --
      Other liabilities                                    (17,374)        37,710
                                                       -----------    -----------
              Net cash provided (used)
      by operating activities                            4,544,170     (3,587,354)
                                                       -----------    -----------

Cash flows from investing activities:
    Purchase of property, plant and equipment           (4,995,287)      (885,404)
    Proceeds from sale of equipment                             --        100,509
                                                       -----------    -----------
              Net cash used by
      investing activities                              (5,465,829)      (784,895)
                                                       -----------    -----------

Cash flows from financing activities:
    Proceeds from notes payable                          2,318,493             --
    Principal repayments of capital
    lease obligations                                     (114,000)      (163,554)
    Minority interest contribution                              --        228,936
                                                       -----------    -----------
              Net cash provided by
      financing activities                               2,674,493         65,382
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents     1,752,834     (4,306,867)

Cash and cash equivalents, beginning of period           7,164,115      5,697,035
                                                       -----------    -----------

Cash and cash equivalents, end of period               $ 8,916,949      1,390,168
                                                       ===========    ===========

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                                (In U.S. Dollars)

(1) General

      The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 annual report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 2000, and the results of operations and cash flows for the thirteen weeks ended March 31, 2000 and April 04, 1999. The consolidated condensed balance sheet as of December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements. The results of operations for the thirteen weeks ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Disposition agreement

      On March 30, 2000, the Company entered into an agreement with Plexus Corp., pursuant to which the Company will sell to Plexus Corp. all of its assets and liabilities related to its contract electronics manufacturing services. The consummation of the transaction contemplated by the agreement would be subject to certain conditions and is expected to close in the second quarter of this year. The sales price is $52,000,000 to be paid in cash.

      The Company's contract electronics manufacturing services operations represented approximately 44% of the Company's consolidated net assets at March 31, 2000, and 33 % of the Company's consolidated revenues for the thirteen weeks ended March 31, 2000.

(3) Inventories

      Inventories consist of the following:

                                           March 31,       December 31,
                                             2000              1999
                                         ------------      ------------

        Raw materials                    $ 14,377,933      $ 16,550,010
        Work-in-process                     1,560,695         1,510,236
        Finished goods                      4,371,669         4,204,528
                                         ------------      ------------
                                           20,310,297        22,265,574

        Reserve for excess and
        obsolete inventory                 (1,129,198)       (1,053,760)
                                         ------------      ------------

                                         $ 19,181,099      $ 21,211,814
                                         ============      ============

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                                (In U.S. Dollars)

(3) Foreign Currency Translation

      Included in "other, net" on the accompanying consolidated condensed statements of operations are foreign exchange (losses) gains of ($87,658) and $4,913 for the thirteen weeks ended March 31, 2000, and April 04, 1999 respectively.

      Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                             March 31,      December 31,
                                               2000            1999
                                            -----------     -----------

        Cash and cash equivalents           $   106,126     $   121,077
        Other receivables                     1,930,802       1,917,023
        Prepaid expenses and taxes            2,294,180       4,489,299
        Other assets, net                        87,184         598,237
        Accounts payable                     (1,215,491)     (1,828,987)
        Accrued expenses and other
        liabilities                          (3,557,269)     (7,215,736)
                                            -----------     -----------

        Net non-U.S. currency
        position                            $  (354,468)    $(1,919,087)
                                            ===========     ===========

(4) Income Taxes

      The Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. Deferred tax assets are reduced by any tax benefit, the realization of which is not considered to be more likely than not.

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirteen weeks ended March 31, 2000 of approximately 29%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with Optimag's tax loss carryforwards in the U.S., as realization of these benefits are not considered more likely than not at this time.

(5) Earnings per Share

      Basic and diluted income per common share ("EPS") for the thirteen weeks ended March 31, 2000 and April 04, 1999 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen week periods ended March 31, 2000 and April 04, 1999 were 6,866,100. The Company has no dilutive securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

      The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             Percentage of Net Sales

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          March 31,   April 04,
                                                            2000        1999
                                                         (unaudited) (unaudited)
Net sales .............................................      100%       100%
Cost of sales .........................................     94.7%      90.7%
Gross profit ..........................................      5.3%       9.3%
Selling, general and administrative expenses ..........      5.2%       7.7%
Research and development ..............................       --        1.7%
Operating loss ........................................     (0.9)%     (0.1)%
Other income Expense ..................................     (0.6)%      1.3%
(Loss) income before income taxes and minority interest     (1.5)%      1.2%
Income tax benefit provision ..........................     (0.4)%      0.9%
(loss) Income before minority interest ................     (1.0)%      0.3%
Minority interest .....................................      0.4%       1.2%
Net (loss) income .....................................     (0.7)%      1.4%

Net sales

      Net sales for the thirteen weeks ended March 31, 2000 increased 63.3% to $51.4 million dollars from $31.5 million dollars for the comparable period in 1999. The increase of $19.9 million dollars was primarily due to the inclusion of sales from Precision of $19.6 million dollars. Additionally, an increase in sales from our Qualcore operation of $4.5 million dollars was offset by a decrease in sales of $4.2 million dollars from our shelter and turnkey operations.

Gross profit

      Gross profit decreased 5.8% to $2.7 million dollars or 5.3% as a percentage of sales for the thirteen weeks ended March 31, 2000, as compared to $2.9 million dollars or 9.3% as a percentage of sales, for the same period of the prior year. This decrease in gross margin percentage of 4.0% was due to an increase in peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with Precision's higher content of material; and an upward revaluation of the mexican peso against the U.S. dollar of Ps. 0.60 as of March 31, 2000 compared to April 04, 1999 resulting in higher dollar equivalent costs of peso denominated non-labor expenses. The combined effect of the Peso upward revaluation on peso denominated non-labor costs and the inflationary impact on peso denominated labor costs, amounted to approximately $1 million dollars.

Selling, general and administrative and research and development expenses

      Operating expenses increased 7.9% to $3.2 million dollars for the thirteen weeks ended March 31, 2000, compared to $3.0 million dollars for the same period of the prior year. The consolidation of our Precision operation into our consolidated operating results added $767 thousand dollars to operating expenses. This increase was partially offset by R&D costs of $550 thousand dollars incurred by Optimag in the first quarter of last year and not repeated in the first quarter of this year because of the sale of Optimag last year.

Other Income (expense)

      Other expense for the quarter of this year of $307 thousand dollars compares with Other income of $406 thousand dollars for the same quarter last year. During the first quarter of 2000, Elamex recognized a gain on the sale of other assets of $445 thousand dollars and accrued the first quarter's earnout from the sale of Optimag of $186 thousand dollars. These gains were offset by an increase in net interest expense of $1.042 million dollars resulting primarily from the financing cost of acquiring our metal stamping and tooling operation in Kentucky, combined with a reduction in net interest income resulting from a reduced cash flow in the first quarter of this year.

Income Tax Provision

      The tax liability for the quarter is based on our calculation of the tax liability for the complete year. Factors affecting these numbers include Company results, inflation, and exchange rates. Based on our calculations, we are expecting an effective tax rate of 29.3% for the full year compared to 75% last year.

Net (loss) income

      Net loss for the quarter of $338 thousand dollars compares to the $455 thousand dollar, net Income for 1Q99 basic and diluted net loss per common share for 1Q00 was $0.05 loss per share, which compares with $0.07 income per share for the same period last year. At the end of the quarter, weighted average shares outstanding were 6,866,100, same as the comparable period in 1999.

Liquidity and Capital Resources

      The Company's working capital (defined as current assets minus current liabilities) at the end of 1Q00 decreased by $4.3 million dollars from the end of 4Q99 primarily due to an increases in notes payable of $2.7 million dollars; accounts payable of $1.5 million dollars; and accrued expenses of $2.4 million dollars; and a decrease in inventories of $2.0 million dollars. These increases in current liabilities were only partially offset by increases in accounts receivable of $1.5 million dollars and cash and cash Equivalents of $1.8 million dollars.

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

      During the first quarter of 2000, the Company invested $5.5 million dollars in property, plant & equipment. These investments were primarily to complete the installation of the new 1100 metric ton press and powder paint line in our Precision operation in the amount of $3.7 million dollars, leasehold improvements in our recently completed Las Torres plant for $800 thousand dollars, and in machinery and equipment in our shelter and turnkey operations in Mexico for $1 million dollars.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

    Exhibit
     Number                                 Description
    -------                                 -----------

       3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

* Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

      27       Financial Data Schedule

      (b)      Reports on Form 8-K

--------------------------------------------------------------------------------
The Company filed no reports on Form 8-K during the quarter ended March 31,
2000.
--------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                                   ELAMEX, S.A. de C.V.


      Date: November 22, 1999          By:                  /S/
                                           -------------------------------------
                                                      Hector M. Raynal
                                           President and Chief Executive Officer
                                                  (Duly Authorized Officer)


      Date: November 22, 1999          By:                  /S/
                                           -------------------------------------
                                                     Daniel L. Johnson
                                               Vice-President of Finance and
                                                   Chief Financial Officer