Form 10-Q
period 2000-06-30
ELAMEX SA DE CV
filed 2000-08-18
CIK 1009302

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

      For the quarterly period ended: June 30, 2000

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

                                    Yes |X|   No |_|

  The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 15 2000 was:
                                    6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.

      PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements

            Consolidated Condensed Balance Sheets as of June 30, 2000
            and December 31, 1999 (unaudited) ...........................      1

            Consolidated Condensed Statements of Earnings for the
            twenty-six and thirteen week periods ended June 30, 2000
            and July 02, 1999 (unaudited) ...............................      2

            Consolidated Condensed Statements of Cash Flows for the
            twenty-six week periods ended June 30, 2000 and July 02,
            1999 (unaudited) ............................................      3

            Notes to Consolidated Condensed Financial Statements
            (unaudited) .................................................      4

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................      6

            Item 3. Qualitative and Quantitative Disclosures About
                    Market Risk .........................................      8

      PART II. OTHER INFORMATION

            Item 1. Legal Proceedings....................................      9

            Item 2. Changes in Securities and use of proceeds............      9

            Item 3. Defaults upon Senior Securities......................      9

            Item 4. Submission of Matters to a Vote of Security Holders..      9

            Item 5. Other Information....................................      9

            Item 6. Exhibits and Reports on Form 8-K.....................      9

      SIGNATURES.........................................................     10

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)
                                   (Unaudited)

                                                               June 30,      December 31,
                                                                2000             1999
                                                           -------------    -------------
Assets
Current assets:
    Cash and cash equivalents                              $  46,030,499    $   7,164,115
    Receivables
       Trade accounts, net                                    21,779,188       30,757,105
       Other receivables                                       4,346,646        2,371,984
                                                           -------------    -------------
          Total receivables                                   26,125,834       33,129,089
    Inventories, net                                           6,249,842       21,211,814
    Refundable income taxes                                           --        1,084,992
    Prepaid expenses                                           5,254,566        1,294,200
                                                           -------------    -------------
          Total current assets                                83,660,741       63,884,210
Property, plant and equipment, net                            44,912,930       52,874,539
Goodwill, net of accumulated amortization                      9,701,173        9,948,662
Other assets, net                                                487,574          516,582
                                                           -------------    -------------
                                                           $ 138,762,418    $ 127,223,993
                                                           =============    =============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                       $  19,981,801    $  19,807,188
    Accrued expenses                                           5,330,169        5,235,091
    Notes payable and current portion of
    long-term debt                                             8,165,004        4,364,289
    Taxes payable                                                676,953          606,092
    Deferred income taxes, net                                    99,430        4,991,335
                                                           -------------    -------------
          Total current liabilities                           34,253,357       35,003,995
Long-term debt, excluding current portion                     18,652,661       26,454,901
Other liabilities                                                141,379          208,412
Deferred income taxes, net                                     1,623,474          451,484
                                                           -------------    -------------
          Total liabilities                                   54,670,871       62,118,792
Minority interest                                              1,449,388        1,677,446
Commitments and contingencies                                         --               --
Stockholders' equity:
    Common stock, 22,400,000 authorized,
    7,400,000 shares Issued and 6,866,100
    outstanding                                               35,060,468       35,060,468
    Retained earnings                                         50,099,823       30,885,419
    Treasury stock                                            (2,518,132)      (2,518,132)
                                                           -------------    -------------
          Total stockholders' equity
                                                              82,642,159       63,427,755
                                                           -------------    -------------
                                                           $ 138,762,418    $ 127,223,993
                                                           =============    =============

See Notes to Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               (In U. S. Dollars)
                                   (Unaudited)

                                            13 Weeks Ended                   26 Weeks Ended
                                     ------------------------------------------------------------
                                        June 30,        July 02,        June 30,        July 02,
                                          2000            1999            2000            1999
                                     ------------------------------------------------------------
Net sales                            $ 47,105,974    $ 32,195,276    $ 98,532,455    $ 63,695,983
Cost of sales                          44,800,858      28,735,459      93,478,009      57,317,731
                                     ------------------------------------------------------------
      Gross Profit                      2,305,116       3,459,817       5,054,446       6,378,252
                                     ------------------------------------------------------------
Operating expenses:
    General & administrative            4,253,870       1,954,298       6,922,388       3,873,756
    Selling                               467,150         429,508         992,158         920,075
    Research and development                   --         453,547              --       1,003,145
                                     ------------------------------------------------------------
      Total operating expenses          4,721,020       2,837,353       7,914,546       5,796,976
                                     ------------------------------------------------------------
      Operating (loss) income          (2,415,904)        622,464      (2,860,100)        581,276
                                     ------------------------------------------------------------
Other income (expense):
    Interest income                       450,784         215,233         562,989         491,656
    Interest expense                     (705,382)       (129,303)     (1,662,951)       (209,797)
    Other, net                            442,110         308,260         980,877         518,024
    Gain on sale of EMS operations     20,535,390              --      20,535,390              --
                                     ------------------------------------------------------------
      Total other income               20,722,902         394,190      20,416,305         799,883
                                     ------------------------------------------------------------
      Income before income taxes
        and minority interest          18,306,998       1,016,654      17,556,205       1,381,159
    Income tax (benefit) provision     (1,210,144)        251,644      (1,430,141)        525,875
                                     ------------------------------------------------------------
    Income before minority
      interest                         19,517,142         765,010      18,986,346         855,284
    Minority interest                      35,000          37,089         228,058         401,333
                                     ------------------------------------------------------------
      Net income                     $ 19,552,142    $    802,099    $ 19,214,404    $  1,256,617
                                     ============================================================
    Basic and diluted income per
      common share                   $       2.85    $       0.12    $       2.80    $       0.18
    Weighted average share
      outstanding                       6,866,100       6,866,100       6,866,100       6,866,100
                                     ============================================================

See Notes to Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               (In U. S. Dollars)
                                   (Unaudited)

                                                            26 weeks ended
                                                   -----------------------------
                                                     June 30,        July 02,
                                                       2000            1999
                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                      $ 19,214,404    $  1,256,617
   Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
    Depreciation and amortization                     3,051,878       2,368,903
    Gain on sale of EMS operations                  (20,535,390)             --
    Minority interest in loss of consolidated
    subsidiaries                                       (228,058)       (401,333)
    Deferred income tax benefit                      (3,719,915)     (3,335,877)
    Loss on sale of equipment                                --         146,587
    Change in operating assets and liabilities,
    net of effects of disposition:
      Trade accounts receivable                      (1,144,151)        (47,191)
      Other receivables                              (2,152,873)       (597,034)
      Related party note receivable                          --       6,210,149
      Inventories                                     1,735,733        (973,975)
      Refundable income taxes                         1,084,992              --
      Prepaid expenses                               (4,061,770)      1,107,949
      Other assets                                      (35,467)         69,739
      Accounts payable                                5,527,317          (8,924)
      Accrued expenses                                 (123,046)      1,241,332
      Taxes payable                                      70,861              --
      Other liabilities                                 (67,033)         61,959
                                                   ------------    ------------
              Net cash (used in) provided by
                operating activities                 (1,382,518)      7,098,901
                                                   ------------    ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment        (6,743,793)     (1,622,658)
    Proceeds from sale of equipment                          --         111,505
    Proceeds from sale of EMS operations             51,146,867              --
                                                   ------------    ------------
              Net cash provided by (used in)
                investing activities                 44,403,074      (1,511,153)
                                                   ------------    ------------
Cash flows from financing activities:
    Proceeds from  long-term debt                     3,800,715              --
    Repayment of long-term debt                      (7,802,240)             --
    Principal repayments of capital lease
    obligations                                        (152,647)       (290,331)
    Minority interest contribution                           --         163,936
                                                   ------------    ------------
              Net cash used in financing
                activities                           (4,154,172)       (126,395)
                                                   ------------    ------------
Net  increase in cash and cash equivalents           38,866,384       5,461,353
Cash and cash equivalents, beginning of period        7,164,115       5,697,035
                                                   ------------    ------------
Cash and cash equivalents, end of period           $ 46,030,499    $ 11,158,388
                                                   ============    ============

See Notes to Consolidated Condensed Financial Statements

(1) General

      The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 annual report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 2000, the results of operations for the twenty-six and thirteen week periods ended June 30, 2000 and July 02, 1999 and cashflows for the twenty-six week periods ended June 30, 2000 and July 2, 1999. The consolidated condensed balance sheet as of December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements. The results of operations for the twenty-six and thirteen week periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Gain on Disposition of EMS Operations

      Effective May 23, 2000 the Company sold its contract electronics manufacturing services (EMS) operations, for cash proceeds of approximately $51.2 million and realized a pre-tax gain of $20.5 million. In connection with the sale, the Company placed approximately $3.3 million in escrow for contingencies related to potentially obsolete inventories and bad debts. Such escrowed amounts are recoverable if the related assets are realized. Additionally the final sales price is subject to certain adjustments related to the final determination of book value. The EMS operations had revenues of approximately $26.8 million through May 23, 2000, which represented 28% of consolidated revenues of the Company for the twenty-six week period ended June 30, 2000.

(3) Inventories

      Inventories consist of the following:

                                                       June 30,     December 31,
                                                        2000             1999
                                                     (Thousands)     (Thousands)
                                                     -----------     -----------
      Raw materials                                   $  4,356         $ 16,550
      Work-in-process                                      865            1,510
      Finished goods                                     1,105            4,206
                                                      --------         --------
                                                         6,326           22,266

      Reserve for excess and obsolete
      inventory                                            (76)          (1,054)
                                                      --------         --------
                                                      $  6,250         $ 21,212
                                                      ========         ========

(3) Foreign Currency Translation

      Included in "other, net" on the accompanying consolidated condensed statements of earnings are foreign exchange (losses) gains of ($8,382) and $(96,040) for the thirteen and twenty-six weeks ended June 30, 2000 respectively and $35,354 and $30,441 for the thirteen and twenty-six weeks ended July 02, 1999 respectively.

      Assets and liabilities denominated in pesos are summarized as follows in
U. S. dollars:

                                                  June 30,          December 31,
                                                   2000                1999
                                                -----------         -----------
       Cash and cash equivalents                  1,461,159         $   121,077
       Other receivables                          2,993,504           1,917,023
       Prepaid expenses                             480,936           4,489,299
       Other assets, net                            141,655             598,237
       Accounts payable                            (501,688)         (1,828,987)
       Accrued expenses and other
       liabilities                               (6,383,167)         (7,215,736)
                                                -----------         -----------
       Net non-U.S. currency
       position                                 $(1,807,601)        $(1,919,087)
                                                ===========         ===========

(4) Income Taxes

      The Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. Deferred tax assets are reduced by any tax benefit, the realization of which is not considered to be more likely than not.

      In accordance with SFAS No.109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the twenty-six weeks ended June 30, 2000 of a benefit of approximately 8%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are basis differences in the shares of the EMS operations disposed of in the second quarter ended June 30, 2000, currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with certain asset tax carry forwards of individual Mexican subsidiaries and Qualcore tax loss carry forwards, as realization of those benefits are not considered more likely than not at this time.

(5) Earnings per Share

      Basic and diluted income per common share ("EPS") for the thirteen and twenty-six week periods ended June 30, 2000 and July 02, 1999 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen and twenty-six week periods ended June 30, 2000 and July 02, 1999 were 6,866,100. The Company has no dilutive securities.

(6) New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Given the Company's current operations and policies, management believes that the adoption of SFAS 133 will not have a material impact on the consolidated financial statements of the Company.

      In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new pronouncement should not have any material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The following table sets forth statements of earnings data as a percentage of net sales, derived from the consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             Percentage of Net Sales

                                    Thirteen weeks ended       Twenty-six weeks ended
                                   ----------------------      ----------------------
                                   June 30,      July 02,      June 30,      July 02,
                                     2000          1999          2000          1999
                                     ----          ----          ----          ----
Net sales ....................        100%          100%          100%          100%
Cost of sales ................       95.1          89.3          94.9          90.0
Gross profit .................        4.9          10.7           5.1          10.0
Selling, general and
  administrative expenses ....       10.0           7.4           8.0           7.5
Research and development .....         --           1.4            --           1.6
Operating (loss) income ......       (5.1)          1.9          (2.9)          0.9
Other income .................       44.0           1.2          20.7           1.3
Income before income taxes
  and minority interest ......       38.9           3.2          17.8           2.2
Income tax (benefit)
  provision ..................       (2.6)          0.8          (1.5)          0.8
Income before minority
  interest ...................       41.4           2.4          19.3           1.3
Minority interest ............        0.1           0.1           0.2           0.6
Net income ...................       41.5%          2.5%         19.5%          2.0%

Net sales

      Net sales for the thirteen weeks ended June 30, 2000 increased 48% to $46.3 million from $32.2 million for the comparable period in 1999. Net sales for the twenty-six weeks ended June 30, 2000 increased 55% to $98.5 million from $63.7 million for the comparable period in 1999. The increase in sales during the first two quarters was primarily attributable to the Precision, Tool and Die operation, which was acquired in the 3rd Quarter of 1999 and to growth in sales in our Plastics and metal stamping operations, partially offset by the sale of the EMS operations in May 2000.

Gross profit

      Gross Profit decreased 33% to $2.5 million or 4.9% of sales for the thirteen weeks ended June 30, 2000, as compared to $3.5 million or 10.7% of sales, for the same period of the prior year. Gross profit decreased 20.7% to $5.1 million or 5.1% of sales for the twenty-six weeks ended June 30, 2000, as compared to $6.4 million or 10% of sales, for the same period of the prior year. This decrease in gross margin was due to an increase in peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with Precision's higher material content; and an upward revaluation of the Mexican peso against the U.S. dollar resulting in higher dollar equivalent costs of peso denominated non-labor expenses.

Selling, general and administrative and research and development expenses

      Operating Expenses increased 66.4% to $4.7 million for the thirteen weeks ended June 30, 2000, compared to $2.8 million for the same period of the prior year. Operating Expenses increased 36.5% to $7.9 million for the twenty-six weeks ended June 30, 2000, compared to $5.8 million for the same period of the prior year. The increase is primarily due to non recurring severance, personnel and management costs directly resulting from the sale of the EMS operations, the consolidation of our Kentucky operations and peso denominated cost increases with no offsetting effect in the exchange rate. The increase in operating expenses was partially offset by a decrease in R&D expenses related to the Optimag operation sold in October of the prior year.

Other income

      Other income for the thirteen weeks ended June 30, 2000 was $20.7 million and $394 thousand for the thirteen weeks ended July 02, 1999. Other income for the twenty-six weeks ended June 30, 2000 was $20.4 million and $780 thousand for the thirteen weeks ended July 02, 1999. During the second quarter, the Company recognized a gain of $20.5 million as a result of the sale of the EMS operations. During the first quarter of 2000, Elamex recognized a gain on the sale of securities of $445 thousand. These gains were offset by an increase in net interest expense of $341 thousand for the thirteen week period and $1.4 million for the twenty-six week period, over the prior year comparable period, due primarily to the financing cost of acquiring Precision.

Income taxes

      Income tax provision decreased to a benefit of $1.2 million for the thirteen weeks ended June 30, 2000 from a provision of $0.3 million for the thirteen weeks ended July 2, 1999. Income tax provision decreased to a benefit of $1.4 million for the twenty-six weeks ended June 30, 2000 from a provision of $0.5 million for the twenty-six weeks ended July 2, 1999. The reduction in tax provision is due primarily to a basis difference in the shares of the EMS operations disposed of in the second quarter ended June 30, 2000.

Net income

      Net income for the thirteen weeks ended June 30, 2000 was $19.6 million and $802 thousand for the thirteen weeks ended July 02, 1999. Net income for the twenty-six weeks ended June 30, 2000 was $19.2 million and $1.3 million for the twenty-six weeks ended July 02, 1999. Basic and diluted net income per common share for the thirteen weeks ended June 30, 2000 was $2.85 and $0.12 for the thirteen weeks ended July 02, 1999. Basic and diluted net income per common share for the twenty-six weeks ended June 30, 2000 was $2.8 and $0.18 for the twenty-six weeks ended July 02, 1999. At the end of the quarter, weighted average shares outstanding were 6,866,100, which is equal to weighted average shares outstanding for the same period in 1999.

Liquidity and Capital Resources

      The Company's working capital (defined as current assets minus current liabilities) as of June 30, 2000 increased by $20.6 million from December 31, 1999 primarily due to an increase in cash of $38.9 million, a decrease of current deferred income taxes accrual of $4.9 million partially offset by a decrease in receivables of $7 million, a decrease in inventories of $15 million and an increase in notes payable and current portion of long-term debt of $3.8 million.

      The increase in cash of $38.9 million was primarily due to the proceeds from the sale of EMS operations. A portion of the sale proceeds was used to pay out the balance of a revolving credit facility that had been used to fund the acquisition of our Kentucky operation, the rest will be used to increase our market share in our custom component manufacturing operations such as metal stamping and plastics injection molding and our shelter services through acquisitions and green field investments.

      Under its several credit agreements, the Company has committed to maintain certain financial covenants:

            (a) A leverage ratio (defined as the ratio of the sum of funded debt less cash equivalent to EBITDA), not in excess of 2.7 to 1.0
            (b)   Tangible Net Worth equal to or greater than $45 million
            (c)   Interest Coverage Ratio not less than 2.5 to 1.0
            (d)   Current Ratio not less than 1.25 to 1.0
            (e)   Receivables Collection Ratio not less than $4.5 million

      While these ratios are calculated on an annual basis at the end of the fiscal year, it is noted that as of the end of the quarter ended June 30, 2000, management believes the Company was in compliance with all of the above financial ratios.

      During the first two quarters of 2000, the Company invested $6.7 million in property, plant & equipment. These investments were primarily to complete the installation of the new 1100 metric ton press and powder paint line in our Kentucky operation in the amount of $4.4 million, leasehold improvements to our recently completed Las Torres plant for $800 thousand, and investment of $1 million in machinery and equipment in our Qualcore operations in Mexico.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

   Exhibit
    Number                          Description
    ------                          -----------

      3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

      27    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed one report on Form 8-K during the quarter ended June 30, 2000.

            i) On June 6, 2000, the Company filed a Form 8-K reporting the sale of its contract electronics manufacturing services operations.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                        ELAMEX, S.A. de C.V.


Date: August 15, 2000                   By: /s/ Hector M. Raynal
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date: August 15, 2000                   By: /s/ Daniel L. Johnson
                                           -------------------------------------
                                           Vice-President of Finance and
                                           Chief Financial Officer