Form 10-Q
period 2000-09-29
ELAMEX SA DE CV
filed 2000-11-13
CIK 1009302

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the quarterly period ended: September 29, 2000
                                      ------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the transition period from __________________ to _______________

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

                                Yes |X|   No |_|

      The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 13, 2000 was:

                                    6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

      Consolidated Condensed Balance Sheets as of September 29, 2000 and
      December 31, 1999 (unaudited) ...........................................1

      Consolidated Condensed Statements of Earnings for the thirty-nine and thirteen weeks ended September 29, 2000 and October 1, 1999 (unaudited)..2

      Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended September 29, 2000 and October 1, 1999 (unaudited).................3

      Notes to Consolidated Condensed Financial Statements (unaudited) ........4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6

      Item 3. Qualitative and Quantitative Disclosures About Market Risk ......9

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................10

      Item 2. Changes in Securities and use of proceeds.......................10

      Item 3. Defaults upon Senior Securities.................................10

      Item 4. Submission of Matters to a Vote of Security Holders.............10

      Item 5. Other Information...............................................10

      Item 6. Exhibits and Reports on Form 8-K................................10

SIGNATURES ...................................................................11

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)
                                   (Unaudited)

                                               September 29,     December 31,
                                                   2000              1999
                                             -----------------  ---------------
Assets
Current assets:
    Cash and cash equivalents                $      34,027,751  $     7,164,115
    Receivables
       Trade accounts, net                          24,125,271       30,757,105
       Other receivables                             9,588,822        2,371,984
                                             -----------------  ---------------
      Total receivables                             33,714,093       33,129,089

    Inventories, net                                 7,366,601       21,211,814
    Refundable income taxes                          1,607,238        1,084,992
    Prepaid expenses                                 2,797,262        1,294,200
                                             -----------------  ---------------
      Total current assets                          79,512,945       63,884,210

Property, plant and equipment, net                  51,347,931       52,874,539
Goodwill                                             9,577,801        9,948,662
Other assets, net                                      431,858          516,582
                                             -----------------  ---------------
                                             $     140,870,535  $   127,223,993
                                             =================  ===============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                         $      18,192,394  $    19,807,188
    Accrued expenses                                 9,056,387        5,235,091
    Notes payable and current portion of
       long-term debt                               12,411,004        4,364,289
    Taxes payable                                    2,285,202          606,092
    Deferred income taxes, net                          53,334        4,991,335
                                             -----------------  ---------------
      Total current liabilities                     41,998,321       35,003,995

Long-term debt, excluding current portion           17,060,504       26,454,901
Other liabilities                                      153,539          208,412
Deferred income taxes, net                           1,202,341          451,484
                                             -----------------  ---------------
      Total liabilities                             60,414,705       62,118,792

Minority Interest                                     (518,861)       1,677,446

Commitments and contingencies                               --               --

Stockholders' equity:
    Common stock, 22,400,000 authorized,
       7,400,000 shares issued and 6,866,100
       outstanding.                                 35,060,468       35,060,468
    Retained earnings                               48,432,355       30,885,419
    Treasury stock                                  (2,518,132)      (2,518,132)
                                             -----------------  ---------------

      Total stockholders' equity                    80,974,691       63,427,755
                                             -----------------  ---------------
                                             $     140,870,535  $   127,223,993
                                             =================  ===============

See accompanying notes to unaudited consolidated condensed financial statements.

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               (In U. S. Dollars)
                                   (Unaudited)

                                                          13 Weeks ended                          39 Weeks ended
                                              --------------------------------------   --------------------------------------
                                                September 29, 2000  October 1, 1999    September 29, 2000   October 1, 1999
                                                ------------------  ---------------    ------------------   ---------------
Net sales                                          $ 36,677,446       $ 48,456,405       $ 134,696,519       $ 112,152,388
Cost of sales                                        37,734,311         44,232,229         131,861,567         101,549,960
                                                   ------------       ------------       -------------       -------------
        Gross profit                                 (1,056,865)         4,224,176           2,834,952          10,602,428
                                                   ------------       ------------       -------------       -------------
Operating expenses:
     General and administrative                       2,860,707          3,122,526           9,957,095           6,996,282
     Selling                                            464,995            466,642           1,457,153           1,386,717
     Research and development                                --            224,512                  --           1,227,657
                                                   ------------       ------------       -------------       -------------

        Total operating expenses                      3,325,702          3,813,680          11,414,248           9,610,656
                                                   ------------       ------------       -------------       -------------
        Operating (loss) income                      (4,382,567)           410,496          (8,579,296)            991,772
                                                   ------------       ------------       -------------       -------------
Other income (expense):
     Interest income                                    729,321             88,686           1,292,310             580,342
     Interest expense                                  (529,449)          (516,914)         (2,192,400)           (726,711)
     Other, net                                       1,342,712           (147,605)          2,241,310             370,419
     Gain on sale of EMS operations                          --                 --          20,535,390                  --
                                                   ------------       ------------       -------------       -------------

        Total other income (expense)                  1,542,584           (575,833)         21,876,610             224,050
                                                   ------------       ------------       -------------       -------------
        (Loss) income before income taxes and
          minority interest                          (2,839,983)          (165,337)         13,297,314           1,215,822
     Income tax (benefit) provision                    (623,174)            16,125          (2,053,315)            542,000
                                                   ------------       ------------       -------------       -------------
     (Loss) income before minority interest          (2,216,809)          (181,462)         15,350,629             673,822
     Minority interest                                1,259,226            524,598           2,196,307             925,931
                                                   ------------       ------------       -------------       -------------
        Net (loss) income                          $   (957,583)      $    343,136       $  17,546,936       $   1,599,753
                                                   ============       ============       =============       =============
     Basic and diluted (loss) income per
       common share                                $      (0.14)      $       0.05       $        2.56       $        0.23
     Weighted average shares outstanding              6,866,100          6,866,100           6,866,100           6,866,100
                                                   ============       ============       =============       =============

See accompanying notes to unaudited consolidated condensed financial statements

                            ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                       Consolidated Condensed Statements of Cash Flows
                                      (In U. S. Dollars)
                                         (Unaudited)

                                                                39 Weeks ended
                                                          -----------------------------
                                                          September 29,     October 1,
                                                              2000             1999
                                                          ------------     ------------
Cash flows from operating activities:
   Net income                                             $ 17,546,936     $  1,599,753
   Adjustments to reconcile net income to net cash
     used in operating activities:
    Depreciation and amortization                            3,779,262        4,025,209
    Gain on sale of EMS Operations                         (20,535,390)              --
    Minority interest in loss of consolidated
      subsidiaries                                          (2,196,307)        (930,035)
    Deferred income tax benefit                             (4,187,144)      (2,411,270)
    Loss on sale of equipment                                                   158,275
      Change in operating assets and liabilities:
      Trade accounts receivable                             (3,490,234)      (2,677,858)
      Other receivables                                     (7,395,049)        (492,462)
      Inventories                                              618,974       (2,101,089)
      Refundable income taxes                                 (522,246)              --
      Prepaid expenses                                      (1,604,466)        (508,384)
      Other assets                                             385,110          376,552
      Accounts payable                                       3,737,910         (111,839)
      Accrued expenses                                       3,603,172        2,955,866
      Taxes payable                                          1,679,110               --
      Other liabilities                                        (54,873)          93,834
                                                          ------------     ------------
              Net cash used in operating activities
                                                            (8,635,235)         (23,448)
                                                          ------------     ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment              (14,617,667)      (5,771,358)
    Proceeds from sale of equipment                                 --          152,971
    Business acquisition, net of cash acquired                      --      (19,852,562)
    Advances to related party                                6,218,141
    Proceeds from sale of subsidiaries                      51,146,867               --
                                                          ------------     ------------
              Net cash provided by (used in) investing
      activities                                            36,529,200      (19,252,808)
                                                          ------------     ------------
Cash flows from financing activities:
    Net increase in  notes payable                           8,478,068       18,378,810
    Repayment of long-term debt                             (9,394,397)        (287,955)
    Principal repayments of capital lease obligations         (114,000)        (367,997)
    Minority interest contribution                                  --          236,466
                                                          ------------     ------------
              Net cash provided by (used in) financing
      activities                                            (1,030,329)      17,959,324
                                                          ------------     ------------

Net  increase (decrease) in cash and cash equivalents       26,863,636       (1,316,932)

Cash and cash equivalents, beginning of period               7,164,115        5,697,035
                                                          ------------     ------------

Cash and cash equivalents, end of period                  $ 34,027,751     $  4,380,103
                                                          ============     ============

See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)

(1) General

      The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 annual report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of September 29, 2000, the results of operations for the thirty-nine and thirteen week periods ended September 29, 2000 and October 1, 1999 and cashflows for the thirty-nine weeks ended September 29, 2000 and October 1, 1999. The consolidated condensed balance sheet as of December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements. The results of operations for the thirty-nine and thirteen weeks ended September 29, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) Gain on Disposition of EMS Operations

Effective May 23, 2000 the Company sold its contract electronics manufacturing services (EMS) operations, for cash proceeds of approximately $51.2 million and realized a pre-tax gain of $20.5 million. The EMS Oprations had revenues of approximately $26.8 million through May 23, 2000, which represented 20% of consolidated revenues of the Company for the thirty-nine weeks ended September 29, 2000.

(3) Inventories

      Inventories consist of the following:

                                                   September 29,   December 31,
                                                       2000           1999
                                                    (Thousands)    (Thousands)
                                                    -----------  --------------

Raw materials                                        $  5,637       $ 16,550
Work-in-process                                           783          1,510
Finished goods                                          1,043          4,206
                                                     --------       --------
                                                        7,463         22,266

Reserve for excess and obsolete inventory                 (96)        (1,054)
                                                     --------       --------

                                                     $  7,367       $ 21,212
                                                     ========       ========

(3) Foreign Currency Translation

      Included in "other, net" on the accompanying consolidated condensed statements of earnings are foreign exchange gains of $206,660 and $110,620 for the thirteen and thirty-nine weeks ended September 29, 2000 respectively and $3,043 and $27,984 for the thirteen and thirty-nine weeks ended October 1, 1999 respectively.

Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                   September 29,    December 31,
                                                        2000            1999
                                                    -----------     -----------

                Cash and cash equivalents           $   575,627     $   121,077
                Other receivables                     2,052,869       1,917,023
                Prepaid expenses                      3,685,865       4,489,299
                Other assets, net                        87,870         598,237
                Accounts payable                     (1,271,026)     (1,828,987)
                Accrued expenses and other
                  liabilities                        (6,184,307)     (7,215,736)
                                                    -----------     -----------

                Net non-U.S. currency position      $(1,053,102)    $(1,919,087)
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

      In accordance with SFAS No.109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirty-nine weeks ended September 29, 2000 of a benefit of approximately 15%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are bases differences in the net assets of the EMS operations disposed of in the second quarter ended June 30, 2000, currency and inflationary gains and losses in Mexico and non-deductible Goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with certain asset tax carryforwards of individual Mexican subsidiaries and Qualcore's tax loss carryforwards, as realization of those benefits are not considered more likely than not at this time.

(5) Earnings per Share

      Basic and diluted income per common share ("EPS") for the thirteen and thirty-nine week periods ended September 29, 2000 and October 01, 1999 were calculated using the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the thirteen and thirty-nine weeks ended September 29, 2000 and October 1, 1999 were 6,866,100. The Company has no dilutive securities.

(6) New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Given the Company's current operations and policies, management believes that the adoption of SFAS 133, as amended, will not have a material impact on the financial statements of the Company.

      In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements SAB 101, as amended, is effective beginning in the fourth quarter of 2000, Management currently believes that this new pronouncement should not have any material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The following table sets forth statements of earnings data as a percentage of net sales, derived from the consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             Percentage of Net Sales

                                                 Thirteen weeks ended                  Thirty-nine weeks ended
                                       September 29, 2000   October 01, 1999   September 29, 2000   October 01, 1999
Net sales ..............................              100%               100%                 100%              100%
Cost of sales ..........................            102.9               91.3                 97.9              90.5
Gross  profit ..........................             (2.9)               8.7                  2.1               9.5
Selling, general and administrative ....
  expenses .............................              9.1                7.4                  8.5               7.4
Research and development ...............               --                0.5                   --               1.1
Operating (loss) income ................            (11.9)               0.8                 (6.4)              0.9
Other income (expense) .................              4.2               (1.2)                16.2               0.2
(Loss) income before income taxes and ..
  minority interest ....................             (7.7)              (0.3)                 9.9               1.1
Income tax (benefit) provision .........             (1.7)                --                 (1.5)              0.5
(Loss) income before minority interest .             (6.0)              (0.4)                11.4               0.6
Minority interest ......................              3.4                1.1                  1.6               0.8
Net (loss) income ......................             (2.6)%              0.7%                13.0%              1.4%

Net sales

      Net sales for the thirteen weeks ended September 29, 2000 decreased 24% to $36.7 million from $48.5 million for the comparable period in 1999. Net sales for the thirty-nine weeks ended September 29, 2000 increased 20% to $134.7 million from $112.2 million for the comparable period in 1999. The decrease in sales during the third quarter was primarily attributable to the sale of EMS operations during the second quarter of 2000. The increase in sales during the 39 weeks ended September 29, 2000 is primarily due to the acquisition of Precision, Tool and Die operation, which was acquired in the 3rd Quarter of 1999 and to growth in sales in our Plastics and metal stamping operations, partially offset by the sale of the EMS operations in May 2000.

Gross profit

      For the thirteen weeks ended September 29, 2000, Elamex generated a gross margin deficit of $1.1 million which represents a $5.3 million decrease compared to $ 4. 2 million gross profit for the comparable period in 1999. The following three primary factors negatively impacted Elamex's gross profit: The sale of EMS which contributed $2.2 million to gross profit in the third quarter of 1999; operating inefficiencies in our Qualcore, joint venture with GE, and increases in labor costs in our other operating units. For the thirty-nine weeks ended September 29, 2000, we had a decrease in gross profit of 73% to $2.8 million from $10.6 million for the comparable period in 1999. This decrease in gross margin was primarily due to the operating inefficiencies in Qualcore that also resulted in unfavorable adjustments to the first and second quarters of 2000. The decrease is also attributable to an increase in peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with Precision's higher material content; and an upward revaluation of the Mexican peso against the U.S. dollar resulting in higher dollar equivalent costs of peso denominated non-labor expenses.

Selling, general and administrative and research and development expenses

      Operating Expenses decreased 12.8% to $3.3 million for the thirteen weeks ended September 29, 2000, compared to $3.8 million for the same period of the prior year. Operating Expenses increased 18.8% to $11.4 million for the thirty-nine weeks ended September 29, 2000, compared to $9.6 million for the same period of the prior year. The decrease in third quarter is primarily due to a decrease in general and administrative expenses of $0.3 million as a result of the sale of EMS operations and a decrease of $0.2 million in research and development due to the sale of Optimag in the third quarter 1999. The increase in the thirty-nine weeks was primarily due to a non recurring severance, personnel and management costs directly resulting from the sale of the EMS operations, the consolidation of our Precision operations and peso denominated cost increases with no offsetting effect in the exchange rate. The increase in operating expenses was partially offset by a decrease in R&D expenses related to the Optimag operation sold in October of the prior year.

Other income (expense)

      Other income for the thirteen weeks ended September 29, 2000 was $1.5 million and a loss of $0.6 million for the thirteen weeks ended October 1, 1999. Other income for the thirty-nine weeks ended September 29, 2000 was $21.9 million and $0.2 for the thirty-nine weeks ended October 1, 1999. The increase of other income in the third quarter was the result of additional income from the EMS sale of $0.6 million; $0.3 million of Optimag earnout and additional interest income of $0.6 million generated from increased cash investments. The increase of other income during the thirty-nine weeks ended September 29, 2000 was primarily due to the gain of $20.5 million as a result of the sale of the EMS operations. Additionally during the first quarter of 2000, Elamex recognized a gain on the sale of securities of $445 thousand.

Income taxes

      Income tax provision decreased to a benefit of $0.6 million for the thirteen weeks ended September 29, 2000 from a provision of $16 thousand for the thirteen weeks ended October 1, 1999. Income tax provision decreased to a benefit of $2 million for the thirty-nine weeks ended September 29, 2000 from a provision of $0.9 million for the thirty-nine weeks ended October 1, 1999. The reduction in tax provision is due primarily to a basis difference in the net assets of the EMS operations disposed of in the quarter ended June 30, 2000.

Net income (loss)

      Net loss for the thirteen weeks ended September 29, 2000 was $1.0 million compared to a gain of $0.3 million for the thirteen weeks ended October 1, 1999. Net income for the thirty-nine weeks ended September 29, 2000 was $17.5 million and $1.6 million for the thirty-nine weeks ended October 1, 1999. Basic and diluted net loss per common share for the thirteen weeks ended September 29, 2000 was $0.14 compared to a gain of $0.05 for the thirteen weeks ended October 1, 1999. Basic and diluted net income per common share for the thirty-nine weeks ended September 29, 2000 was $2.56 and $0.23 for the thirty-nine weeks ended October 1, 1999. At the end of the quarter, weighted average shares outstanding were 6,866,100, which is equal to weighted average shares outstanding for the same period in 1999.

Liquidity and Capital Resources

      The Company's working capital (defined as current assets minus current liabilities) as of September 29, 2000 increased by $8.6 million from December 31, 1999. The income is primarily due to an increase in cash of $27 million, a decrease of current deferred income tax liabilities of $4.9 million and a decrease in accounts payable of $1.6, partially offset by a decrease in inventories of $13.8 million, an increase in accrued liabilities of $3.9 million and an increase in notes payable and current portion of long term debt of $8 million.

      The increase in cash of $27 million was primarily due to the proceeds from the sale of the EMS operations, a portion of the proceeds was used to pay out the balance of a revolving credit facility that had been used to fund the acquisition of our Kentucky operation. The remainder will be used to increase our market share in our custom component manufacturing operations such as metal stamping and plastics injection molding and our shelter services through acquisitions and green field investments.

      Under its several credit agreements, the Company has committed to maintain certain financial covenants. While these ratios are to be maintained throughout the year, it is noted that as of the end of the quarter ended September 2000, management believes the Company was in compliance with the financial ratios except for liquidity ratios and leverage ratios for Qualcore, the Company's joint venture with General Electric in Cd. Juarez as a result of the operating problems in Qualcore. Qualcore's banks have been advised of these operating problems and that Qualcore is not in compliance with some of the financial ratio covenants. The financial institutions have not given notice to date as required for events of default.

Management believes it is taking the appropriate actions to the financial institutions' satisfaction and Qualcore will be back into compliance with its financial covenants.

      During the first three quarters of 2000, the Company invested $14.6 million in property, plant & equipment. These investments were primarily to complete the new Qualcore facility in Celaya at a cost of $8 million, also to install a new 1100 metric ton press and powder paint line in our Kentucky operation at a cost of $4.4 million, leasehold improvements to our recently completed Las Torres plant for $800 thousand, and investment of $1 million in machinery and equipment in our Qualcore operations in Mexico.

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

      (a) Exhibits

     Exhibit
      Number                                         Description

        3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

      27        Financial Data Schedule

      (b)       Reports on Form 8-K

                The Company filed no reports on Form 8-K during the quarter ended September 29, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                              ELAMEX, S.A. de C.V.

Date: November 13, 2000
                                        By: /s/ Hector M. Raynal
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date: November 13, 2000                 By: /s/ Daniel L. Johnson
                                            ------------------------------------
                                            Vice-President of Finance and
                                            Chief Financial Officer