Form 10-Q/A
period 2000-03-31
ELAMEX SA DE CV
filed 2001-03-23
CIK 1009302

================================================================================

                                   FORM 10-Q/A


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

                                Yes __X__ No ____


  The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 15, 2000 was: 6,866,100

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report Form 10-Q for the quarter ended March 31, 2000, as filed by the Registrant on May 15, 2000, and is being filed to reflect the restatement of the Registrant's unaudited consolidated condensed financial statements (see Note 2 to the unaudited consolidated condensed financial statements).

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                       Page No.
                                                                                                                       --------
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Unaudited Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31,
               1999 .................................................................................................... 1


               Unaudited Consolidated Condensed Statements of Operations for the
               Thirteen Weeks ended March 31, 2000 and April 04, 1999 .................................................. 2



               Unaudited Consolidated Condensed Statements of Cash Flows for the
               Thirteen Weeks ended March 31, 2000 and April 04, 1999 .................................................. 3



               Notes to Unaudited Consolidated Condensed Financial Statements .......................................... 4



      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ................... 6



      Item 3.  Qualitative and Quantitative Disclosures about Market Risk .............................................. 8


PART II.       OTHER INFORMATION

      Item 1.   Legal Proceedings ...................................................................................... 9

      Item 2.   Changes in Securities and use of Proceeds .............................................................. 9

      Item 3.   Defaults upon Senior Securities .......................................................................  9

      Item 4.   Submission of Matters to a Vote of Security Holders ...................................................  9

      Item 5.   Other Information .....................................................................................  9

      Item 6.   Exhibits and Reports on Form 8-K ......................................................................  9



SIGNATURES ............................................................................................................ 10


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)
                                   (Unaudited)

                                                                March 31,
                                                                 2000
                                                             (As Restated      December 31,
                                                              See Note 2)         1999
                                                            ---------------  ---------------

Assets
Current assets:
    Cash and cash equivalents                               $   8,916,949    $   7,164,115
    Receivables:
       Trade accounts, net                                     32,185,605       30,757,105
       Other receivables, net                                   2,586,376        2,371,984
                                                            -------------    -------------
           Total receivables, net                              34,771,981       33,129,089

    Inventories, net                                           19,149,099       21,211,814
    Refundable income taxes                                     1,425,530        1,084,992
    Prepaid expenses                                            1,648,059        1,294,200
                                                            -------------    -------------
           Total current assets                                65,911,618       63,884,210

Property, plant and equipment, net                             56,624,802       52,874,539
Goodwill, net                                                   9,824,546        9,948,662
Other assets, net                                                 553,674          516,582
                                                            -------------    -------------
                                                            $ 132,914,640    $ 127,223,993
                                                            =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                        $  21,323,415    $  19,807,188
    Accrued expenses                                            7,640,547        5,235,091
    Notes payable and current portion of long-term debt         7,026,144        4,364,289
    Taxes payable                                               1,331,754          606,092
    Deferred income taxes                                       4,251,502        4,991,335
                                                            -------------    -------------
           Total current liabilities                           41,573,362       35,003,995

Long-term debt, excluding current portion                      26,467,539       26,454,901
Other liabilities                                                 191,038          208,412
Deferred income taxes                                             451,484          451,484
                                                            -------------    -------------
           Total liabilities                                   68,683,423       62,118,792

Minority interest                                               1,312,828        1,677,446

Commitments and contingencies                                        --               --

Stockholders' equity:
    Common stock, 22,400,000 shares authorized, 7,400,000
       issued and 6,866,100 outstanding                        35,060,468       35,060,468
    Retained earnings                                          30,376,053       30,885,419
    Treasury stock                                             (2,518,132)      (2,518,132)
                                                            -------------    -------------
           Total stockholders' equity                          62,918,389       63,427,755
                                                            -------------    -------------
                                                            $ 132,914,640    $ 127,223,993
                                                            =============    =============


See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                               (In U.S. Dollars)
                                   (Unaudited)

                                                          Thirteen Weeks Ended
                                                     -----------------------------
                                                     March 31, 2000
                                                    (As Restated
                                                     See Note 2)   April 04, 1999
                                                     -----------   --------------
Net sales                                           $ 51,325,994    $ 31,500,707
Cost of sales                                         48,750,151      28,582,272
                                                    ------------    ------------
        Gross Profit                                   2,575,843       2,918,435
                                                    ------------    ------------
Operating expenses:
     General and administrative                        2,728,518       1,919,458
     Selling                                             525,008         490,567
     Research and development                               --           549,598
                                                    ------------    ------------
        Total operating expenses                       3,253,526       2,959,623
                                                    ------------    ------------
        Operating loss                                   (41,188)       (677,683)
                                                    ------------    ------------

Other income (expense):
     Interest income                                     112,205         276,423
     Interest expense                                   (957,569)        (80,494)
     Other, net                                          429,066         209,764
                                                    ------------    ------------
        Total other income (expense)                     405,693        (416,298)
                                                    ------------    ------------

(Loss) income before income taxes and
        minority interest                             (1,093,981)        364,505
Income tax (benefit) provision                          (219,997)        274,231
                                                    ------------    ------------

(Loss) income before minority interest                  (873,984)         90,274

Minority interest                                        364,618         364,244
                                                    ------------    ------------
Net (loss) income                                   $   (509,366)   $    454,518
                                                    ============    ============

Net (loss) income per common share -
     basic and diluted                              $      (0.07)   $       0.07
                                                    ============    ============

Shares used to compute net (loss) income per
     share - basic and diluted                         6,866,100       6,866,100
                                                    ============    ============


See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                (In U.S. Dollars)
                                   (Unaudited)

                                                                              Thirteen Weeks ended
                                                                     -------------------------------------
                                                                          March 31,
                                                                            2000
                                                                        (As Restated            April 04,
                                                                        See Note 2)               1999
                                                                     ---------------         -------------

Cash flows from operating activities:
   Net (loss) income                                                      $ (509,366)        $     454,518
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                        1,749,610             1,123,937
      Minority interest in loss of consolidated subsidiaries                (364,618)             (364,244)
      Deferred income taxes                                                 (739,833)               (3,646)
      Loss on sale of equipment                                                   --                42,442
      Change in operating assets and liabilities:
         Trade accounts receivable, net                                   (1,428,500)             (478,194
         Other receivables, net                                             (214,392)           (1,988,309)
         Inventories, net                                                  2,062,715            (1,241,825)
         Refundable income taxes                                            (340,538)                   --
         Prepaid expenses                                                   (353,859)           (1,124,018)
         Other assets, net                                                   (49,092)               44,433
         Accounts payable                                                  1,516,227               257,776
         Accrued expenses                                                  2,405,456              (347,934)
         Taxes payable                                                       725,662                    --
         Other liabilities                                                   (17,374)               37,710
                                                                     ---------------       ---------------
                 Net cash provided by (used in)operating activities        4,442,098            (3,587,354)

                                                                     ---------------       ---------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                           (4,893,757)             (885,404)
      Proceeds from sale of equipment
                                                                                   -               100,509
                                                                     ---------------       ---------------
                 Net cash used in investing activities                    (4,893,757)             (784,895)
                                                                     ---------------       ---------------

Cash flows from financing activities:
      Proceeds from notes payable                                          2,318,493                    --
      Principal repayments of capital lease obligations                     (114,000)             (163,554)
      Minority interest contribution                                              --               228,936
                                                                     ---------------       ---------------
                 Net cash provided by financing activities                 2,204,493                65,382
                                                                     ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                       1,752,834            (4,306,867)

Cash and cash equivalents, beginning of period                             7,164,115             5,697,035
                                                                     ---------------       ---------------

Cash and cash equivalents, end of period                           $       8,916,949         $   1,390,168
                                                                     ===============       ===============

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX S.A. DE C.V. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1) GENERAL

        The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 annual report on Form 10-K.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 2000, the results of operations and cash flows for the thirteen weeks ended March 31, 2000 and April 04, 1999. The consolidated condensed balance sheet as of December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements. The results of operations for the thirteen weeks ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) RESTATEMENT

         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000, certain matters came to the attention of the Company's management that indicated potential errors were made in the financial statements of its Qualcore joint venture. The Company conducted an internal investigation of Qualcore's accounting and financial reporting practices and, based upon the results of the investigation, concluded that certain transactions had been improperly accounted for during the quarters ended March 31, 2000 and June 30, 2000. The primary errors for the quarter ended March 31, 2000 were:

         o Unrecorded and improperly billed freight invoices from late production runs that resulted in chartered air freight deliveries in order to meet customer demand;

         o Expenses improperly capitalized related to the construction and start-up of the Celaya plant; and

         o Other unrecorded expenses, primarily unrecorded expenses incurred on behalf of contract customers and provisions for obsolete inventories

         As a result, the accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and for the three-month period then ended have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                 Thirteen-weeks Ended March 31, 2000
                                                                As Previously Reported    As Restated
    Sales...................................................       $ 51,426,481         $ 51,325,994
    Gross profit............................................          2,749,330            2,575,843
    Operating expenses......................................          3,193,526            3,253,526
    Loss before income taxes and minority interest..........           (750,793)          (1,093,981)
    Minority interest.......................................            193,058              364,618
    Net loss ...............................................           (337,738)            (509,366)

    Net loss per share - basic and diluted..................              (0.05)               (0.07)

                                                                           As of March 31, 2000
                                                                 As Previously Reported   As Restated

    Accounts receivable - trade.............................       $ 32,270,500         $ 32,185,605
    Other receivables.......................................          2,645,669            2,586,376
    Inventories.............................................         19,181,099           19,149,099
    Property, plant & equipment.............................         56,737,802           56,624,802
    Total assets............................................        133,203,828          132,914,640

    Accrued expenses........................................          7,586,057            7,640,057
    Minority interest ......................................          1,484,878            1,313,318
    Retained earnings ......................................         30,547,681           30,376,053


(3) DISPOSITION AGREEMENT

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


(4) INVENTORIES

Inventories consist of the following:
                                           March 31, 2000           December 31,
                                                                        1999
                                         -----------------     -----------------

Raw materials                              $  14,345,933        $  16,550,010
Work-in-process                                1,560,695            1,510,236
Finished goods                                 4,371,669            4,204,528
                                         -----------------     -----------------
                                              20,278,297           22,265,574

Reserve for excess and obsolete inventory     (1,129,198)          (1,053,760)
                                         -----------------     -----------------

                                           $  19,149,099        $  21,211,814

                                         =================     =================

(5) FOREIGN CURRENCY TRANSLATION

         Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange (losses) gains of ($87,658) and $4,913 for the thirteen weeks ended March 31, 2000, and April 04, 1999 respectively.

         Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                               March 31, 2000       December 31,
                                                                       1999
                                               --------------    ---------------

     Cash and cash equivalents                   $  106,126        $  121,077
     Other receivables                            1,930,802         1,917,023
     Prepaid expenses                             2,294,180         4,489,299
     Other assets, net                               87,184           598,237
     Accounts payable                            (1,215,491)       (1,828,987)
     Accrued expenses and other liabilities      (3,557,269)       (7,215,736)
                                               --------------    ---------------

     Net non-U.S. currency position              $ (354,468)       $(1,919,087)
                                               ==============    ===============


 (6) INCOME TAXES

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


(7) EARNINGS PER SHARE

         Basic and diluted net (loss) income per common share ("EPS") for the thirteen weeks ended March 31, 2000 and April 04, 1999 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen week periods ended March 31, 2000 and April 04, 1999 were 6,866,100. The Company has no dilutive securities.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Given the Company's current operations and policies, the adoption of SAB101 is not expected to have a material impact on the consolidated financial statements of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000, certain matters came to the attention of the Company's management that indicated potential errors were made in the financial statements of its Qualcore joint venture. The Company conducted an internal investigation of Qualcore's accounting and financial reporting practices and based upon the results of the investigation, concluded that certain transactions had been improperly accounted for during the quarters ended March 31, 2000 and June 30, 2000. The primary errors for the quarter ended March 31, 2000 were:

         o Unrecorded and improperly billed freight invoices from late production runs that resulted in chartered air freight deliveries in order to meet customer demand;
         o Expenses improperly capitalized related to the construction and start-up of the Celaya plant; and
         o Other unrecorded expenses, primarily unrecorded expenses incurred on behalf of contract customers and provisions for obsolete inventories

         As a result, the accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and for the three-month period then ended have been restated from the amounts previously reported. The following Management's Discussion and Analysis of Financial Conditions and Results of Operations gives effect to the restatement.

         The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             PERCENTAGE OF NET SALES
                                   (UNAUDITED)

                                                          THIRTEEN-WEEKS ENDED
                                                        ------------------------
                                                        MARCH 31,      APRIL 04,
                                                          2000            1999
    Net sales.........................................       100%          100%
    Cost of sales.....................................        95%         90.7%
    Gross profit......................................        5%           9.3%
    Selling, general and administrative expenses......       5.3%          7.7%
    Research and development..........................         -           1.7%
    Operating loss....................................      (1.3)%        (0.1)%
    Other (loss) income...............................      (0.8)%         1.3%
    (Loss) income before income taxes and minority          (2.1)%         1.2%
    interest........................................
    Income tax (benefit) provision....................      (0.4)%         0.9%
    (Loss) income before minority interest............      (1.7)%         0.3%
    Minority interest.................................       0.7%          1.2%
    Net (loss) income ................................      (1.0)%         1.4%

NET SALES

         Net sales for the thirteen weeks ended March 31, 2000 increased 62.5% to $51.3 million from $31.5 million for the comparable period in 1999. The increase of $19.8 million was primarily due to the inclusion of sales from Precision Tool, Die and Machine Company, Inc. ("Precision"), our metal stamping and tooling operation in Kentucky, of $19.6 million. Additionally, an increase in sales from our Qualcore operation of $4.5 million was offset by a decrease in sales of $4.2 million from our shelter and turnkey operations.

GROSS PROFIT

         Gross profit decreased 11.7% to $2.6 million or 5% as a percentage of sales for the thirteen weeks ended March 31, 2000, as compared to $2.9 million or 9.3% as a percentage of sales, for the same period of the prior year. This decrease in Gross Margin of 4.3% as a percentage of sales was due to an increase in peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with Precision's higher content of material; and an upward revaluation of the mexican peso against the U.S. dollar of 60 percent as of March 31, 2000 compared to April 04, 1999 resulting in higher dollar equivalent costs of peso denominated non-labor expenses. The combined effect of the Peso upward revaluation on peso denominated non-labor costs and the inflationary impact on peso denominated labor costs, amounted to an increase of approximately $1 million dollars.

OPERATING EXPENSES

         Operating expenses increased 9.9% to $3.3 million for the thirteen weeks ended March 31, 2000, compared to $3.0 million for the same period of the prior year. The consolidation of Precision into our consolidated operating results added $767 thousand to operating expenses. This increase was partially offset by R&D costs of $550 thousand incurred by Optimag in the first quarter of last year and not repeated in the first quarter of this year because of the sale of Optimag in the prior year.

         As a result, operating loss was ($678) thousand during the first quarter of 2000 compared with an operating loss of ($41) thousand during the same period of the prior year, a loss increase of $637 thousand.

OTHER EXPENSES

         Other expenses for the first quarter of this year of $416 thousand compares with other income of $406 thousand for the same period of the prior year. During the first quarter of 2000, Elamex recognized and reported a gain on the sale of securities of $445 thousand and accrued the first quarter's earnout from the sale of Optimag of $186 thousand. The earnout from the sale of Optimag is based on a percentage of year 2000 sales and is in addition to the initial amount received on the sale in the prior year of $2.3 million dollars. These gains were offset by an increase in net interest expense of $1.0 million resulting primarily from the financing cost of acquiring Precision, our metal stamping and tooling operation in Kentucky, combined with a reduction in net interest income resulting from a reduced cash flow in the first quarter of 2000.

TAXES

         The tax liability for the thirteen week period ended March 31, 2000 is based on our calculation of the tax liability for the complete year. Factors affecting these numbers include Company results, inflation, and exchange rates. Based on our calculations, we are expecting an effective tax rate of 29.3% for the full year.

         Net Loss for the first quarter of 2000 of ($509) thousand dollars compares to the $455 thousand net income for the first quarter of 1999. Basic and diluted net loss per common share for the first quarter 2000 was ($0.07) loss per share, which compares with $0.07 income per share for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital (defined as current assets minus current liabilities) as of March 31, 2000 decreased by $4.5 million from December 31, 1999 primarily due to increases in notes payable of $2.7 million; accounts payable of $1.5 million; and accrued expenses of $2.4 million; and a decrease in inventories of $2.0 million. The increases in current liabilities were only partially offset by increases in accounts receivable of $1.4 million and cash and cash equivalents of $1.8 million.

         During the first quarter of 2000 the Company restructured approximately $27 million of short term bank obligations into long term bank debt with maturity ranging from 30 months to 122 months. Because this restructure was completed prior to the issuance of our annual report for the year ended December 31, 1999, the Balance Sheet as of December 31, 1999 was reclassified to reflect the debt restructure and duly reported in both the Company's annual report and in the 10K issued at the end of March 2000.

         Under its several credit agreements, the Company has committed to maintain certain financial covenants:
(a) A leverage ratio (defined as the ratio of the sum of funded debt less cash equivalent to EBITDA), not in excess of 2.7 to 1.0

(b)      Tangible Net Worth equal to or greater than $45 million dollars

(c)      Interest Coverage Ratio not less than 2.5 to 1.0

(d)      Current Ratio not less than 1.25 to 1.0

(e)      Receivables Collection Ratio not less than $4.5 million dollars

         As of the end of the quarter ended March 31, 2000, the Company was in compliance with all of the above financial ratios.

         During the first quarter of 2000, the Company invested $5.5 million in Property, Plant & Equipment. These investments were primarily to complete the installation of the new 1100 metric ton press and powder paint line in our Precision operation in the amount of $3.7 million, leasehold improvements in our recently completed Las Torres plant for $800 thousand, and in machinery and equipment in our Shelter and Turnkey operations in Mexico for $1 million.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Given the Company's current operations and policies, the adoption of SAB101 is not expected to have a material impact on the consolidated financial statements of the Company.

FORWARD LOOKING COMMENTS

         This Form 10-Q/A includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability, the ability of the Company to continue to increase sales to existing customers and to new customers and the effects of competitive and general economic conditions.

         There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, and the loss of one or more major customers could have a material adverse effect on the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Elamex's functional currency is the U.S. dollar and is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

         Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $33.5 million at March 31, 2000, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $335 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

                    (i) On July 27, 1999, the Company filed a Form 8-K reporting the acquisition of Precision Tool, Die and Machine Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                               ELAMEX, S.A. de C.V.

   Date: March 22, 2001            By:           /s/ Hector M. Raynal
                                     ------------------------------------------
                                                   Hector M. Raynal
                                          President and Chief Executive Officer
                                               (Duly Authorized Officer)



   Date: March 22, 2001            By:     /s/ Daniel L. Johnson
                                     ------------------------------------------
                                                   Daniel L. Johnson
                                             Vice-President of Finance and
                                                 Chief Financial Officer