Form 10-Q/A
period 2000-06-30
ELAMEX SA DE CV
filed 2001-03-23
CIK 1009302

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

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed by the Registrant on August 15, 2000, and is being filed to reflect the restatement of the Registrant's unaudited consolidated condensed financial statements (see Note 2 to the unaudited consolidated condensed financial statements).

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          Page No.
                                                                                                          --------

        PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Unaudited Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31,
              1999 ......................................................................................    1

              Unaudited Consolidated Condensed Statements of Operations for the twenty-six and thirteen week
              periods ended June 30, 2000 and July 02, 1999 .............................................    2

              Unaudited  Consolidated Condensed Statements of Cash Flows for the twenty-six week
              periods ended June 30, 2000 and July 02, 1999 .............................................    3

              Notes to Unaudited Consolidated Condensed Financial Statements ............................    4

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......    7

      Item 3. Qualitative and Quantitative Disclosures About Market Risk ................................    9

PART II.        OTHER INFORMATION

      Item 1.     Legal Proceedings .....................................................................   10

      Item 2.     Changes in Securities and use of proceeds .............................................   10

      Item 3.     Defaults upon Senior Securities .......................................................   10

      Item 4.     Submission of Matters to a Vote of Security Holders ...................................   10

      Item 5.     Other Information .....................................................................   10

      Item 6.     Exhibits and Reports on Form 8-K ......................................................   10

SIGNATURES...............................................................................................   11


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                               (In U. S. Dollars)
                                   (Unaudited)


                                                                June 30,
                                                                  2000
                                                              (As Restated      December 31,
                                                              See Note 2)          1999
                                                           -----------------  --------------
Assets
Current assets:
     Cash and cash equivalents                               $  46,030,499    $   7,164,115
     Receivables
        Trade accounts, net                                     21,281,398       30,757,105
        Other receivables                                        4,237,275        2,371,984
                                                             -------------    -------------
            Total receivables, net                              25,518,673       33,129,089

     Inventories, net                                            6,201,842       21,211,814
     Refundable income taxes                                     1,084,992

     Prepaid expenses                                            5,192,676        1,294,200
                                                             -------------    -------------
            Total current assets                                82,943,690       63,884,210

Property, plant and equipment, net                              44,528,554       52,874,539
Goodwill, net of accumulated amortization                        9,701,173        9,948,662
Other assets, net                                                  487,574          516,582
                                                             -------------    -------------

                                                             $ 137,660,991    $ 127,223,993
                                                             =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $  19,981,801    $  19,807,188
     Accrued expenses                                            5,647,650        5,235,091
     Notes payable and current portion of long-term debt         8,165,004        4,364,289
     Taxes payable                                                 676,953          606,092
     Deferred income taxes, net                                     99,430        4,991,335

                                                             -------------    -------------
            Total current liabilities                           34,570,838       35,003,995


Long-term debt, excluding current portion                       18,652,661       26,454,901
Other liabilities                                                  141,379          208,412
Deferred income taxes, net                                       1,623,474          451,484
                                                             -------------    -------------
            Total liabilities                                   54,988,352       62,118,792

Minority interest                                                  740,365        1,677,446

Commitments and contingencies                                         --               --

Stockholders' equity:
     Common stock, 22,400,000 shares authorized, 7,400,000
       issued and 6,866,100 outstanding                         35,060,468       35,060,468
     Retained earnings                                          49,389,938       30,885,419
     Treasury stock                                             (2,518,132)      (2,518,132)
                                                             -------------    -------------
            Total stockholders' equity                          81,932,274       63,427,755
                                                             -------------    -------------

                                                             $ 137,660,991    $ 127,223,993
                                                             =============    =============


See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                               (In U. S. Dollars)
                                   (Unaudited)


                                                            13 Weeks Ended                      26 Weeks Ended
                                                  -----------------------------------  ---------------------------------
                                                   June 30, 2000      July 02, 1999    June 30, 2000     July 02, 1999
                                                    (As Restated                       (As Restated
                                                    See Note 2)                         See Note 2)
                                                  -----------------  ----------------  ---------------  ----------------
Net sales                                         $     46,693,079   $    32,195,276   $   98,019,073   $    63,695,983
Cost of sales                                           45,377,105        28,735,459       94,127,256        57,317,731
                                                  -----------------  ----------------  ---------------  ----------------
        Gross Profit                                     1,315,974         3,459,817        3,891,817         6,378,252
                                                  -----------------  ----------------  ---------------  ----------------

Operating expenses:
     General & administrative                            4,367,870         1,954,298        7,096,388         3,873,756
     Selling                                               467,150           429,508          992,158           920,075
     Research and development                                   --           453,547               --         1,003,145
                                                  -----------------  ----------------  ---------------  ----------------
        Total operating expenses                         4,835,020         2,837,353        8,088,546         5,796,976
                                                  -----------------  ----------------  ---------------  ----------------
        Operating (loss) income                         (3,519,046)          622,464       (4,196,729)          581,276
                                                  -----------------  ----------------  ---------------  ----------------

Other income (expense):
     Interest income                                       450,784           215,233          562,989           491,656
     Interest expense                                    (705,382)          (129,303)      (1,662,951)         (209,797)

     Other, net                                            469,532           308,260          898,598           518,024
     Gain on sale of EMS operation                      20,535,390                --       20,535,390                --
                                                  -----------------  ----------------  ---------------  ----------------
        Total other income
                                                        20,750,324           394,190       20,334,026           799,883
                                                  -----------------  ----------------  ---------------  ----------------

Income before income taxes and
        minority interest                               17,231,278         1,016,654       16,137,297         1,381,159

Income tax (benefit) provision                          (1,210,144)          251,644       (1,430,141)          525,875
                                                  -----------------  ----------------  ---------------  ----------------

Income before minority interest                         18,441,422           765,010       17,567,438           855,284


Minority interest                                          572,463            37,089          937,081           401,333
                                                  -----------------  ----------------  ---------------  ----------------

Net income                                        $    19,013,885    $      802,099    $  18,504,519    $    1,256,617
                                                  =================  ================  ===============  ================

Net income per common share - basic and
     diluted                                       $          2.77    $         0.12    $        2.70    $         0.18
                                                  =================  ================  ===============  ================
Shares used to compute net (loss) income
     per share - basic and diluted                       6,866,100         6,866,100        6,866,100         6,866,100
                                                  =================  ================  ===============  ================



See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               (In U. S. Dollars)
                                   (Unaudited)



                                                                                             26 Weeks Ended
                                                                         -------------------------------------------------
                                                                                June 30,                    July 02,
                                                                                 2000                         1999
                                                                         ----------------------       --------------------
                                                                             (As Restated
                                                                              See Note 2)
                                                                         ----------------------       --------------------
Cash flows from operating activities:
   Net income                                                                  $ 18,504,519                $  1,256,617
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                3,051,878                   2,368,903
     Gain on sale of EMS operation                                              (20,535,390)                       --
     Minority interest in loss of consolidated subsidiaries                        (937,081)                   (401,333)
     Deferred income taxes                                                       (3,719,915)                 (3,335,877)
     Loss on sale of equipment                                                         --                       146,587
     Change in operating assets and liabilities, net of effects from sale of EMS operation for 2000:
        Trade accounts receivable                                                  (646,361)                    (47,191)
        Other receivables                                                        (2,043,502)                   (597,034)
        Related party note receivable                                                  --                     6,210,149
        Inventories                                                               1,783,733                    (973,975)
        Refundable income taxes                                                   1,084,992                          --
        Prepaid expenses                                                         (3,999,880)                  1,107,949
        Other assets                                                                (35,467)                     69,739
        Accounts payable                                                          5,527,317                      (8,924)
        Accrued expenses                                                            194,435                   1,241,332
        Taxes payable                                                                70,861                          --
        Other liabilities                                                           (67,033)                     61,959
                                                                               ------------                ------------
                Net cash (used in) provided by operating activities              (1,766,894)                  7,098,901
                                                                               ------------                ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                   (6,359,417)                 (1,622,658)
     Proceeds from sale of equipment                                                   --                       111,505
     Proceeds from sale of EMS operation                                         51,146,867                          --
                                                                               ------------                ------------
                Net cash provided by (used in) investing activities              44,787,450                  (1,511,153)
                                                                               ------------                ------------

Cash flows from financing activities:
     Proceeds from  notes payable                                                 3,800,715                        --
     Repayment of long-term debt                                                 (7,802,240)                       --
     Principal repayments of capital lease obligations                             (152,647)                   (290,331)
     Minority interest contribution                                                    --                       163,936
                                                                               ------------                ------------
                Net cash used in financing activities                            (4,154,172)                   (126,395)
                                                                               ------------                ------------

Net  increase in cash and cash equivalents                                       38,866,384                   5,461,353

Cash and cash equivalents, beginning of period                                    7,164,115                   5,697,035
                                                                               ------------                ------------
Cash and cash equivalents, end of period                                       $ 46,030,499                $ 11,158,388
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

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 2000, the results of operations for the twenty-six and thirteen week periods ended June 30, 2000 and July 02, 1999 and cash flows for the twenty-six week periods ended June 30, 2000 and July 2, 1999. The consolidated condensed balance sheet as of December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements. The results of operations for the twenty-six and thirteen week periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2) RESTATEMENT

         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2000, certain matters came to the attention of the Company's management that indicated potential errors were made in the financial statements of its Qualcore joint venture. The Company conducted an internal investigation of Qualcore's accounting and financial reporting practices and based upon the results of the investigation, concluded that certain transactions had been improperly accounted for during the quarters ended March 31, 2000 and June 30, 2000. The primary errors for the three and six-month periods ended June 30, 2000 were:

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

         o Expenses improperly capitalized related to the construction and start-up of the Celaya plant; and

         o Other unrecorded expenses, primarily unrecorded expenses incurred on behalf of contract customers and provisions for obsolete inventories

         As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six-month periods then ended have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


                                                              Thirteen-weeks Ended            Twenty-six Weeks Ended
                                                                  June 30, 2000                   June 30, 2000
                                                             As Previously                   As Previously
                                                              Reported       As Restated        Reported     As Restated
                                                              --------       -----------        --------     -----------
     Net sales.........................................     $ 47,105,974    $ 46,693,079     $ 98,532,455   $ 98,019,073
     Gross profit......................................        2,305,116       1,315,974        5,054,446      3,891,817
     Operating expenses................................        4,721,020       4,835,030        7,914,546      8,088,546
     Income before income taxes and minority interest..       18,306,998      17,231,278       17,556,205     16,137,297
     Minority interest.................................           35,000         572,463          228,058        937,081
     Net income .......................................       19,552,142      19,013,885       19,214,404     18,504,519

     Net income per common share - basic and diluted...             2.85            2.77             2.80           2.70


                                                                                              As of June 30, 2000
                                                                                          As Previously
                                                                                            Reported        As Restated
                                                                                        ----------------- ----------------
                                 Accounts receivable - trade.........................    $  21,779,188   $  21,281,398
                                 Other receivables...................................        4,346,646       4,237,275
                                 Inventories, net....................................        6,249,842       6,201,842
                                 Prepaid expenses....................................        5,254,566       5,192,676
                                 Property, plant & equipment, net....................       44,912,930      44,528,554
                                 Total assets .......................................      138,762,418     137,660,791

                                 Accrued expenses....................................        5,330,169       5,647,650
                                 Minority interest ..................................        1,449,388         740,365
                                 Retained earnings ..................................       50,099,823      49,389,938



(3) GAIN ON DISPOSITION OF EMS OPERATION

         Effective May 23, 2000 the Company sold its contract electronics manufacturing services (EMS) operation for cash proceeds of approximately $51.2 million and realized a pre-tax gain of $20.5 million. The EMS operation had revenues of approximately $26.8 million through May 23, 2000, which represented 28% of consolidated revenues of the Company for the twenty-six week period ended June 30, 2000.


(4) INVENTORIES

         Inventories consist of the following:
                                                                                       June 30,             December 31,
                                                                                         2000                   1999
                                                                                    ----------------       ----------------
                  Raw materials                                                     $     4,307,125       $     16,550,810
                  Work-in-process                                                           865,025              1,510,236
                  Finished goods                                                          1,105,389              4,204,528
                                                                                    ----------------       ----------------
                                                                                          6,277,539             22,265,574

                  Reserve for excess and obsolete inventory                                 (75,697)            (1,053,760)
                                                                                    ----------------       ----------------

                                                                                    $      6,201,842       $     21,211,814
                                                                                    ================       ================



(5) FOREIGN CURRENCY TRANSLATION

         Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange (losses) gains of ($8,382) and $(96,040) for the thirteen and twenty-six weeks ended June 30, 2000 respectively and $35,354 and $30,441 for the thirteen and twenty-six weeks ended July 02, 1999 respectively.


         Assets and liabilities denominated in pesos are summarized as follows in U. S. dollars:

                                                                      June 30,               December 31,
                                                                        2000                     1999
                                                                  ------------------       ------------------

                   Cash and cash equivalents                      $       1,461,159        $         121,077
                   Other receivables                                      2,993,504                1,917,023
                   Prepaid expenses                                         480,936                4,489,299
                   Other assets, net                                        141,655                  598,237
                   Accounts payable                                       (501,688)              (1,828,987)
                   Accrued expenses and other liabilities               (6,383,167)              (7,215,736)
                                                                  ------------------       ------------------

                   Net non-U.S. currency position                 $     (1,807,601)        $     (1,919,087)
                                                                  ==================       ==================


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

         In accordance with SFAS No.109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the twenty-six weeks ended June 30, 2000 of a benefit of approximately 8%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are basis differences in the shares of the EMS operation disposed of in the quarter ended June 30, 2000, currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with certain asset tax carryforwards of individual Mexican subsidiaries and Qualcore tax loss carryforwards, as realization of those benefits are not considered more likely than not at this time.

 (7) EARNINGS PER SHARE

         Basic and diluted net income per share ("EPS") for the thirteen and twenty-six week periods ended June 30, 2000 and July 02, 1999 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen and twenty-six week periods ended June 30, 2000 and July 02, 1999 were 6,866,100. The Company has no dilutive securities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 GENERAL

         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2000, certain matters came to the attention of the Company's management that indicated potential errors were made in the financial statements of its Qualcore joint venture. The Company conducted an internal investigation of Qualcore's accounting and financial reporting practices and based upon the results of the investigation, concluded that certain transactions had been improperly accounted for during the quarters ended March 31, 2000 and June 30, 2000. The primary errors for the three and six-month periods ended June 30, 2000 were:

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

         o Expenses improperly capitalized related to the construction and start-up of the Celaya plant; and

         o Other unrecorded expenses, primarily unrecorded expenses incurred on behalf of contract customers and provisions for obsolete inventories

         As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six-month periods then ended have been restated from the amounts previously reported. The following Management's Discussion and Analysis of Financial Conditions and Results of Operations gives effect to the restatement.

         The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.


                                                                      PERCENTAGE OF NET SALES
                                                                            (UNAUDITED)
                                                       Thirteen weeks ended             Twenty-six weeks ended
                                                  -------------------------------   ------------------------------
                                                  June 30, 2000     July 02, 1999   June 30, 2000    July 02, 1999
                                                  -------------     -------------   -------------    -------------
         Net sales..............................       100%             100%             100%            100%
         Cost of sales..........................       97.2             89.3             96.0            90.0
         Gross profit...........................       2.8              10.7             4.0             10.0
         Selling, general and administrative           10.4             7.4              8.3              7.5
           expenses.............................
         Research and development...............        -               1.4               -               1.6
         Operating (loss) income................      (7.5)             1.9             (4.3)             0.9
         Other income ..........................       44.4             1.2              20.7             1.3
         Income before income taxes and                36.9             3.2              16.5             2.2
           minority interest....................
         Income tax (benefit) provision.........      (2.6)             0.8             (1.5)             0.8
         Income before minority interest........       39.5             2.4              17.9             1.3
         Minority interest......................       1.2              0.1              1.0              0.6
         Net income ............................      40.7%             2.5%            18.9%            2.0%


NET SALES

         Net sales for the thirteen weeks ended June 30, 2000 increased 45% to $46.6 million from $32.2 million for the comparable period in 1999. Net sales for the twenty-six weeks ended June 30, 2000 increased 54% to $98 million from $63.7 million for the comparable period in 1999. The increase in sales during the first two quarters was primarily attributable to the Precision Tool and Die operation, which was acquired in the third Quarter of 1999 and to growth in sales in our Plastics and metal stamping operations, partially offset by the sale of the EMS operation in May 2000.

GROSS PROFIT

         Gross Profit decreased 62% to $1.3 million or 2.8% of sales for the thirteen weeks ended June 30, 2000, as compared to $3.5 million or 10.7% of sales, for the same period of the prior year. Gross profit decreased 39% to $3.9 million or 4% of sales for the twenty-six weeks ended June 30, 2000, as compared to $6.4 million or 10% of sales, for the same period of the prior year. This decrease in gross margin was due to an increase in peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with Precision's higher material content; and an upward revaluation of the mexican peso against the U.S. dollar resulting in higher dollar equivalent costs of peso denominated non-labor expenses.

SELLING, GENERAL AND ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT EXPENSES

         Operating expenses increased 70.4% to $4.8 million for the thirteen weeks ended June 30, 2000, compared to $2.8 million for the same period of the prior year. Operating expenses increased 39.5% to $8.1 million for the twenty-six weeks ended June 30, 2000, compared to $5.8 million for the same period of the prior year. The increase is primarily due to a non-recurring severance personnel and management costs directly resulting from the sale of the EMS operation, the consolidation of Precision and peso denominated cost increases with no offsetting effect in the exchange rate. The increase in operating expenses was partially offset by a decrease in R&D expenses related to the Optimag operation sold in October of the prior year.

OTHER INCOME

         Other income for the thirteen weeks ended June 30, 2000 was $20.8 million and $394 thousand for the thirteen weeks ended July 02, 1999. Other income for the twenty-six weeks ended June 30, 2000 was $20.3 million and $800 thousand for the thirteen weeks ended July 02, 1999. During the second quarter, the Company recognized a gain of $20.5 million as a result of the sale of the EMS operation. During the first quarter of 2000, Elamex recognized a gain on the sale of securities of $445 thousand. These gains were offset by an increase in net interest expense of $341 thousand for the thirteen-week period and $1.4 million for the twenty-six week period, over the prior year comparable period, due primarily to the financing cost of acquiring Precision.

INCOME TAXES

         Income tax provision decreased to a benefit of $1.2 million for the thirteen weeks ended June 30, 2000 from a provision of $0.3 million for the thirteen weeks ended July 2, 1999. Income tax provision decreased to a benefit of $1.4 million for the twenty-six weeks ended June 30, 2000 from a provision of $0.5 million for the twenty-six weeks ended July 2, 1999. The reduction in the tax provision is due primarily to a basis difference in the shares of the EMS operation disposed of in the second quarter ended June 30, 2000.

NET INCOME

         Net income for the thirteen weeks ended June 30, 2000 was $19 million and $802 thousand for the thirteen weeks ended July 02, 1999. Net income for the twenty-six weeks ended June 30, 2000 was $18.5 million and $1.3 million for the twenty-six weeks ended July 02, 1999. Basic and diluted net income per common share for the thirteen weeks ended June 30, 2000 was $2.77 and $0.12 for the thirteen weeks ended July 02, 1999. Basic and diluted net income per common share for the twenty-six weeks ended June 30, 2000 was $2.7 and $0.18 for the twenty-six weeks ended July 02, 1999. At June 30, weighted average shares outstanding were 6,866,100, which is equal to weighted average shares outstanding for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital (defined as current assets minus current liabilities) as of June 30, 2000 increased by $20.6 million from December 31, 1999 primarily due to an increase in cash of $38.9 million, a decrease of current deferred income taxes accrued of $4.9 million partially offset by a decrease in receivables of $7 million, a decrease in inventories of $15 million and an increase in notes payable and current portion of long term debt of $3.8 million.

              The increase in cash of $38.9 million was primarily due to the proceeds from the sale of EMS operation. A portion of the sale proceeds was used to repay the outstanding balance of a revolving credit facility that had been used to fund the acquisition of Precision; the rest will be used to increase our market share in our custom component manufacturing operations such as metal stamping and plastics injection molding and our shelter services through acquisitions and green field investments.

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

         (d)      Current Ratio not less than 1.25 to 1.0
         (e)      Receivables Collection Ratio not less than $4.5 million

         As of the end of the quarter ended June 30, 2000, the Company was in compliance with all of the above financial ratios.

         During the first two quarters of 2000, the Company invested $6.7 million in property, plant & equipment. These investments were primarily to complete the installation of the new 1100 metric ton press and powder paint line in Precision in the amount of $4.4 million, leasehold improvements to our recently completed Las Torres plant for $800 thousand, and investment of $1 million in machinery and equipment in our Qualcore operation in Mexico.

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

         Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $26.8 million at June 30, 2000, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $268 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

                  i) On June 6, 2000, the Company filed a Form 8-K reporting the sale of its contract electronics manufacturing services operation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.


                                         ELAMEX, S.A. de C.V.

         Date: March 22, 2001            BY: /s/ Hector M. Raynal
                                         --------------------------------------
                                                 Hector M. Raynal
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)



         Date: March 22, 2001            BY: /s/ Daniel L. Johnson
                                         ---------------------------------------
                                                 Daniel L. Johnson
                                               VICE-PRESIDENT OF FINANCE AND
                                                   CHIEF FINANCIAL OFFICER