Form 10-K405
period 2000-12-31
ELAMEX SA DE CV
filed 2001-03-28
CIK 1009302

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                     Commission file number:
           December 31, 2000                                 0-27992

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2001 was: $6,333,300.

         The number of shares of Class I Common Stock of the registrant outstanding as of March 6, 2001 was: 6,866,100

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


ITEM 1. BUSINESS.

         Elamex is a 28-year-old manufacturing services provider, headquartered in Mexico. Elamex provides manufacturing services through operations located in both Mexico and the United States. Elamex provides high quality finished goods to Original Equipment Manufacturers ("OEMs") pursuant to manufacturing contracts. Elamex focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex, to full materials procurement and assembly contracts.

         Elamex provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies. Under the shelter business model, Elamex provides labor and administrative services. Currently, Elamex supports shelter operations in the following Mexican cities: Juarez, Nuevo Laredo, Monterrey, Torreon, Saltillo and Reynosa, representing a combined total of over 1,300,000 square feet of manufacturing space. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services.

         Elamex is engaged in a joint venture for plastics and metal stamping with General Electric. The joint venture known as Qualcore, S. de R.L. de C.V. ("JV" or "JV with GE") operates a 94,000 sq. ft. facility in Juarez, Mexico and has recently opened a second 116,000 sq. ft. facility in Celaya, northwest of Mexico City. The JV with GE is registered to ISO 9002. In the United States ("U.S."), Elamex has a wholly-owned metal stamping subsidiary, Precision Tool, Die and Machine Company, Inc. ("Kentucky operation"), in Louisville, Kentucky. The Kentucky operation has two facilities with a combined square footage of 238,000 and is registered to both ISO 9002 and QS 9000. Both the JV and the Kentucky operation are engaged in Six Sigma quality initiatives.

         Elamex's OEM customers are primarily U.S. companies, mainly in the appliance, telecommunications, automotive, and medical industries. Elamex's sales contracts generally call for payment in U.S. dollars and, accordingly, its revenues are in U.S. dollars. Financing is obtained in the same currency. Elamex's headquarters and certain of its manufacturing facilities are located within nine miles of the U.S. border, the El Paso International Airport, and rail and truck depots in El Paso, Texas. Elamex currently has 21 facilities in the U.S. and Mexico to serve its customers. Elamex prepares financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and also maintains certain financial and tax information in conformity with accounting principles generally accepted in Mexico ("Mexican GAAP").

         Elamex was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, real estate, and later also labor, were provided to foreign companies. These companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex' business has evolved from the early Maquiladora concept to its present state, which includes management, by Elamex itself, of assembly services and turnkey manufacturing services.

         Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. ("Elamex Internacional") with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. ("Accel"), a public company listed on the Mexican Stock Exchange, acquired a majority interest Elamex.

          In 1998, Elamex broadened its manufacturing services portfolio by forming Qualcore, a joint venture with General Electric ("GE"). Elamex owns a 50.1% interest in the joint venture, which provides plastic components and metal stampings to both the Company's assembly operations and OEMs.

         In July 1999, Elamex acquired the Kentucky operation located in Louisville, Kentucky. This wholly owned subsidiary provides tooling and metal stampings to OEMs predominately in the appliance and automotive industries.

         In May 2000, Elamex closed a transaction selling all of its assets and liabilities related to its contract electronics manufacturing services ("EMS") operation to Plexus Corporation of Neenah, WI.

INDUSTRY BACKGROUND

         In the mid-1970s, Mexico's Maquiladora program allowed OEMs willing to partner with Mexican-owned manufacturing companies to access Mexico's low-cost labor base in a free-trade environment. Under this program, raw materials could be imported in-bond, transformed into a finished component or product and exported without duty. Two distinct manufacturing programs grew from this environment: shelter services and contract manufacturing, both of which were offered by Elamex.

         Shelter services provided space or a dedicated facility, hired and trained manufacturing personnel and handled administrative details. Production management was typically handled by the OEM. The OEM also provided materials and any equipment. Shelter service costs were billed by the hour. Contract manufacturing in Mexico during the 1970s and early-1980s was typically focused on the labor-only business model. Ideal products manufactured or assembled in Mexico in this environment were low technology products with high labor content.

         In the late 1980s and early 1990s, Elamex made the transition from a localized "maquila-type" service provider to an organization with the material procurement capabilities and range of process technologies typically found in best-in-class global contract manufacturers. Elamex's breadth of services and range of third party quality certifications such as ISO 9000 and DOD 2000 gave it significant market advantage.

         The elimination of prohibitions on foreign business ownership and the initiation of the North American Free Trade Agreement ("NAFTA") encouraged the migration of large numbers of multinational competitors. Elamex's competitive environment increased. To counter this, Elamex began a service diversification program by vertically integrating in component-level markets such as plastics and metal stamping, both through acquisition and joint venture. In addition, Elamex began focusing its manufacturing service offerings to include repair depot and logistics support activities such as distribution/warehousing.

         The appliance and automotive industries began a strong migration to Mexico in the 1990s. Companies in these industries looked for specialized business arrangements such as joint venture, alliances and multi-year business guarantees in order to secure capacity from high quality Mexican-based suppliers. Elamex's plastics and metal stamping joint venture with General Electric is the culmination of one such business model. However, there was also strong need for regional U.S. support in some of these commodities. Elamex's acquisition of the Kentucky operation in 1999 has allowed Elamex to expand supplier arrangements with its existing customers by offering U.S. based production. It has also allowed Elamex to expand its industry penetration through the addition of new customers with both U.S. and Mexican manufacturing needs. This strategy provides significant benefits to OEM customers seeking to consolidate their supply base, as regional production options on a variety of components can be accessed through one supplier.

         In 2000, increasing consolidation in the EMS market, prompted Elamex to divest itself of its EMS operation. See note 2 to the Consolidated Financial Statements included elsewhere herein in the form 10-K.

MANUFACTURING SERVICES

         Elamex offers one of the broadest portfolios in the manufacturing services industry. Elamex's work in the plastics and metal stamping areas is predominately for the appliance, automotive and consumer electronics industries. Capabilities in this area include: tooling design, fabrication or procurement, injection-molded plastics, metal stamping, powder coat painting, pad printing and plating. Elamex's work in the shelter and assembly services area includes the manufacture of such devices as, compressors, bicycles, medical appliances etc. In 1999, Elamex also began packaging food products.

         Elamex's plastics and metal stamping operations manufacture custom parts for its assembly operation and for third party OEMs. In 2000, 63% of sales came from these operations. Typically, the customer develops part designs and either the customer or Elamex may design tooling or dies. In some cases tooling is moved to Elamex's facility from the customer and in other cases, Elamex's tooling group designs and either fabricates or procures new tooling. In addition to the basic plastic injection molding and metal stamping operations, Elamex offers secondary finishing operations such as plating, painting and pad printing as well as assembly of fabricated and/or machined parts.

         As an independent contractor-manufacturing arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. Elamex's manufacturing operations are structured to incorporate the complex design specifications of its customers' projects and to respond rapidly to their design changes. In establishing a "total manufacturing solution" to its OEM customers, Elamex provides expertise in managing manufacturing operations, workforce training, and also handles customs, warehousing and other matters inherent in manufacturing in Mexico.

         Elamex has established quality processes under the International Standards Organization certification 9002 ("ISO 9002"), is compliant with Quality Standard 9000 ("QS 9000"), and FDA Good Manufacturing Practices ("FDA GMPs"). Elamex has also implemented Six Sigma quality practices in all of its multi-customer manufacturing operations.

CUSTOMERS AND MARKETS

         Elamex customers are a diverse group of U.S. and multinational OEMs. Contracts with Elamex's five largest customers for 2000 accounted for approximately 50% of Elamex's contract revenues. Approximately 19%, 12% and 9% of Elamex's net sales for 2000 were derived from sales to a manufacturer of appliance products, a manufacturer of automotive products, and a manufacturer of home appliance consumer products, respectively. Approximately 17%, 8% and 7% of Elamex's net sales for 1999 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of consumer products, and a manufacturer of electronic products, respectively. Approximately 21%, 7% and 7% of Elamex's net sales for 1998 were derived from sales to a manufacturer of home appliance consumer products, a manufacturer of consumer products, and a manufacturer of telecommunication equipment, respectively.

         Elamex, in conjunction with another company, is a party to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon, S.A. de C.V. ("Elamex de Torreon"), a company beneficially owned by certain of Elamex's officers and directors, under contract to Elamex.

QUALITY ASSURANCE

         The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. To serve a larger base of customers in Europe as well as in the United States, Elamex has been registered under ISO 9000 at all of the facilities where Elamex manages the labor force. Elamex also supports a variety of third party quality programs required for specific industries including FDA GMPs, Underwriters Laboratories ("UL"), and QS9000.

SALES AND MARKETING

         Elamex has pursued the diversification of its market segments and customer base seeking relationships with leading OEMs. Elamex's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by the executive staff, identify and develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also advertises in trade journals, participates in industry trade shows and conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico.

COMPETITION

         The shelter, contract assembly, metal stamping and plastics industries are comprised of a large number of companies, several of which have achieved substantial market share. Elamex also faces competition from current and prospective customers who evaluate Elamex's capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on type of service or geographic location.

         Elamex believes that the primary bases of competition in its targeted markets are time to market, capability, price, manufacturing quality, and reliable delivery. Elamex believes that it competes favorably with respect to each of these factors. To remain competitive, Elamex must continue to provide world class manufacturing services, maintain high quality levels, offer flexible delivery schedules, deliver reliable finished products and compete favorably on the basis of price. Certain of Elamex's contracts contain pricing mechanisms that are based on Elamex's costs.

EFFECT OF NAFTA

         Elamex believes that NAFTA continues to have a positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on certain imports into the U.S. and Canada. These benefits enable Elamex to manufacture products from components imported into Mexico and to return the finished product to the U.S. and Canada, without paying significant duties. Moreover, Elamex believes that NAFTA has had the general impact of encouraging growth in industries for which Elamex provides manufacturing services.

BACKLOG

         Backlog consists of firm purchase orders and commitments that are to be filled within the next 12 months. However, since order and commitments may be rescheduled, increased or canceled, Elamex does not consider backlog to be a meaningful indicator of future financial performance.

SUPPLIERS

         Elamex uses numerous suppliers of components and raw materials for its operations. Although Elamex has a general policy against procuring components without a customer commitment to pay for them, it must do so on occasion. While Elamex will work with customers and suppliers to minimize the impact of any component shortages or allocations, component shortages and allocations have had, and are expected to have from time to time, short-term adverse effects on Elamex sales.

EMPLOYEES

         Elamex had 3,464 employees at December 31, 2000, of which 250 were employees subcontracted from Elamex de Torreon. There are 20 active facilities currently used by Elamex in its manufacturing operations. Mexican collective bargaining agreements cover approximately 772 Mexican employees. All other employees of Elamex including employees of the Kentucky operation are not subject to collective bargaining agreements. Elamex believes that its labor relations are good in all of its facilities.

         Thirty-one of the Elamex's executives and senior managers, who are citizens or authorized residents of the United States, are employees of Elamex Administration, which is an Elamex owned U.S. corporation that provides contract management services to Elamex. The purpose of this arrangement is to provide these employees U.S. dollar-denominated salaries and U.S.-style employee benefits. Under the contract, Elamex pays to Elamex Administration an amount equal to the salary and benefits provided to the executives by Elamex Administration.

ENVIRONMENTAL COMPLIANCE

         Elamex's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the "Ecological Law") and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the "Ministry of the Environment, Natural Resources and Fisheries"). Since September 1990, each such company has been required to file semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls for air emissions, waste water discharge and the disposition of industrial waste. Elamex is licensed to handle radioactive materials and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, Elamex is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of any hazardous wastes generated by Elamex that are derived from materials imported from the U.S., a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property. Elamex is not aware of any non-compliance with the above mentioned regulations.

         Mexican environmental laws and regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the U.S. and Canada in connection with NAFTA. Elamex believes that its policies with respect to environmental matters in Mexico currently exceed the standards set forth in the Ecological Law. Elamex is committed to maintaining high standards of environmental protection controls.

EXCHANGE RATES

         The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.


YEAR ENDED DECEMBER 31,                HIGH (1)   LOW (1)  AVERAGE (2)   PERIOD END(1)
-----------------------               --------- -------    --------      -------------
1991                                  Ps$3.07   Ps$2.95    Ps$3.01         Ps$3.07
1992                                     3.14      3.06       3.08            3.12
1993                                     3.16      3.02       3.11            3.11
1994                                     5.76      3.10       3.39            5.00
1995 (*)                                 8.14      5.27       6.41            7.74
1996 (*)                                 8.05      7.17       7.60            7.86
1997 (*)                                 8.38      7.72       7.91            8.06
1998 (*)                                10.58      8.04       9.15            9.94
1999 (*)                                10.60      9.24       9.56            9.52
2000 (*)                                10.08      9.18       9.46            9.64
2001 (through February 8) (*)            9.98      9.65       9.76            9.67

------------------
SOURCE:  Ciemex-Wefa Group
(1) Monthly rates at market close.
(2) Average of monthly rates.
(*) Official exchange rate by the Bank of Mexico.

ITEM 2.  PROPERTIES.

         Elamex's Ciudad Juarez facilities (including its headquarters) are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities:


    LOCATION      SQUARE FEET              ACTIVITY                                     LEASED/OWNED
    --------      -----------              --------                                     ------------
Cd. Juarez           40,588    Industrial Bag, Packaging Material Manufacturing             Leased
Cd. Juarez           90,848    Hardware Assembly                                            Leased
Cd. Juarez           58,841    Medical Product Assembly                                     Owned (1)
Cd. Juarez           50,000    Medical Product Assembly                                     Owned (1)
Cd. Juarez           43,034    Warehouse Telecommunications & Medical Product               Owned (1)
Cd. Juarez           67,237    Telecommunications, Medical and Food Packaging               Owned
Cd. Juarez            3,450    Offices                                                      Leased
Cd. Juarez           94,145    Plastic Injection Molding and Metal Stamping                 Leased
Cd. Juarez           23,529    Electromechanical Product Assembly                           Leased
Cd. Juarez           37,979    Industrial bag, Packaging Material Manufacturing             Leased
Cd. Juarez          177,294    Food Packing                                                 Leased (2)
Celaya              116,000    Plastic Injection Molding and Metal Stamping                 Leased
Chihuahua            47,835    Smoke Alarm Assembly                                         Owned (1)
Nuevo, Laredo        80,155    Sporting Equipment Assembly                                  Owned
Torreon              55,845    Assembly of Shotgun Parts                                    Owned (3)
Monterrey            82,500    Air Conditioning Compressor Assembly                         Leased
El Paso, TX          50,000    Warehouse                                                    Leased (1)
El Paso, TX          30,000    Plastic Injection Molding and Metal Stamping  Warehouse      Leased
Louisville, KY      125,000    Metal Stamping                                               Owned
Louisville, KY       80,000    Metal Stamping                                               Owned
Louisville, KY       33,000    Metal Stamping Warehouse                                     Owned
                  ---------
   Total          1,387,280
                  =========

------------------
(1)      Facility currently being leased to a third party.
(2)      Leased from Corporacion Chihuahua, a related party
(3)      Leased to Elamex de Torreon, a related party


ITEM 3.  LEGAL PROCEEDINGS.

         Elamex is involved in various claims and lawsuits incidental to its business. In the opinion of management the ultimate liability thereunder, if any, will not have a material adverse effect on the business or financial position of Elamex.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Elamex's Common Stock, is traded on the NASDAQ National Market system under the symbol ELAM. The following table sets forth, for the period stated the high and low closing sales prices for the Common Stock as reported on the NASDAQ National Market System.

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
April 1, 1997 - June 30, 1997                      9 3/4       7  1/2
July 1, 1997 - September 30, 1997                 12 1/4       9  1/2
October 1, 1997 - December 31, 1997               11 3/8       7  1/2

January 1, 1998 - March 31, 1998                   7 7/8       6  7/16
April 1, 1998 - June 30, 1998                      7 3/8       5  3/4
July 1, 1998 - September 30, 1998                  6 7/8       5  1/4
October 1, 1998 - December 31, 1998                5 3/8       3  1/2

January 1, 1999 - March 31, 1999                   4 7/16      3  3/4
April 1, 1999 - June 30, 1999                      4           3  5/16
July 1, 1999 - September 30, 1999                  4           3  5/16
October 1, 1999 - December 31, 1999                6 1/8       3  1/4

January 1, 2000 - March 31, 2000                   9 1/8       5 11/16
April 1, 2000 - June 30, 2000                      5 1/16      2  3/4
July 1, 2000 - September 30, 2000                  3 1/2       2 15/16
October 1, 2000 - December 31, 2000                3           1  1/4

         Elamex currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. Elamex has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of Elamex's existing bank credit lines impose limitations on the payment of dividends or other distributions to the shareholders, without the specific consent of the lender. As of March 6, 2001, there were approximately 900 beneficial holders of Elamex's Common Stock.

         The Mexican Law of Commercial Companies ("Ley General De Sociedades Mercantiles") requires that at least 5% of Elamex's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution except as a stock dividend until the amount of such fund equals 20% of Elamex's historical capital stock. Elamex may also maintain additional reserves.

TAXATION OF DIVIDENDS

UNITED STATES FEDERAL INCOME TAXES

         Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by Elamex with respect to Common Stock out of current or accumulated earnings and profits ("E&P") to a U.S. holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder has held the Common Stock for more than one year.

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

         Distributions of additional Common Stock to United States holders with respect to their pre-distribution holdings of Common Stock (old Common Stock) that are made as part of a pro rata distribution to all stockholders of Elamex generally will not be subject to U.S. federal income tax (except with respect to cash received in lieu of fractional shares of Common Stock). The basis of the Common Stock so received will be determined by allocating the United States holders' adjusted basis in the old Common Stock between the old Common Stock and the Common Stock so received.

         A holder of Common Stock that is, with respect to the United States, not a United States holder (a "non-United States holder") will not be subject to U.S. federal income tax on dividends paid with respect to the Common Stock, unless such dividends are effectively connected with the conduct by the holder of a trade or business in the United States.

MEXICAN INCOME TAXES

         Mexican income tax law requires that Mexican corporations must pay income tax on taxable income for each fiscal year. Mexican corporations must maintain an account called the CUENTA DE UTILIDAD FISCAL NETA ("CUFIN") or "previously taxed net earnings account". In its CUFIN the Mexican Corporation records the balance of the taxed profits from previous years, on which income tax has already been paid plus dividends received from Mexican corporations. The CUFIN account balance is restated each year for inflation.

         Whenever a Mexican Corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican Corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by Elamex to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican Corporation must pay income tax of 35% of 1.5385 times the amount in

2000 and 1999 and 34% of 1.515 times the amount in 1998 respectively, which exceeds such balance.

         Beginning in 1999, Mexican Law allows Corporations to pay tax currently on their Mexican earnings at a rate of 32% in 1999 and 30% in 2000 and after, to the extent those earnings are reinvested in the Company (i.e. not paid out in dividends). The undistributed, untaxed earnings are taxed at a rate of 3% for 1999 and 5% for 2000 and thereafter when they are distributed to the shareholders as a dividend. The company can elect out of this treatment and instead chose to be taxed at a current rate of 35% (with no deferral). The Company has not elected out of this treatment and thus will pay the additional tax when those earnings are distributed in the future.

         If Elamex distributes stock dividends to United States holders, or pays a dividend in cash and such payment is to be used by the United States holders for a capital subscription or for reinvestment in Elamex's stock, and either such transaction by the United States holders occurs within 30 days following the date of the dividend payment, there will be no Mexican tax consequences for such United States holders, so long as Elamex does not reduce its capital stock liquidity. If Elamex reduces its capital stock and the balance of its CUFIN plus its capital contributions restated for inflation is less than the amount of such stock reduction, Elamex will be required to pay income tax on such excess. Tax must also be paid on the excess, if any, of the shareholder's equity over the sum of the CUFIN, the capital contributions restated for inflation and the taxable amount determined as previously indicated. In this case the taxable basis cannot be greater than the total amount of the capital reduction.

ITEM 6.  SELECTED FINANCIAL DATA.

         Although Elamex is a Mexican company located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. Elamex prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP and also maintains certain financial and tax information in conformity with Mexican GAAP. Except as otherwise stated herein, all monetary amounts in this report have been presented in U.S. dollars.

         The following table sets forth selected consolidated financial data of Elamex as of and for each of the years ended December 31, 1996, 1997, 1998, 1999, and 2000. Each of Elamex's fiscal quarters is comprised of 13 weeks and ends on a Friday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other financial data included elsewhere in this Form 10-K.

         The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2000, have been derived from the Consolidated Financial Statements of Elamex, S.A. de C.V. and subsidiaries. The 2000 and 1999 Consolidated Financial Statements have been audited by Deloitte & Touche. The 1998, 1997 and 1996 Consolidated Financial Statements have been audited by KPMG LLP.

         These historical results are not necessarily indicative of the results to be expected in the future.


                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                 (In thousands, except per share amounts)
                                                         1996         1997         1998         1999         2000
                                                      ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:
Net sales .........................................   $ 118,919    $ 131,772    $ 128,890    $ 160,051    $ 174,664
Gross profit ......................................      18,683       17,683       14,633       14,789        2,580
Operating income (loss) ...........................      10,366        8,956        3,630        1,449      (12,402)
Other income ......................................         136        1,326        2,531        2,272       23,127
Income tax provision (benefit) ....................       2,575        2,898        2,082          245       (3,203)
Net income ........................................   $   7,927    $   7,383    $   4,313    $   4,336    $  17,381
Basic and diluted net income per share (1) ........   $    1.15    $    1.00    $    0.59    $    0.63    $    2.53
BALANCE SHEET DATA:
Current assets ....................................   $  38,955    $  45,399    $  46,398    $  63,884    $  76,775
Property, plant and equipment, net ................      28,611       28,503       34,739       52,875       55,108
Total assets ......................................      67,976       74,645       81,669      127,224      142,368
Notes payable and current portion of long-term debt         564          496          464        4,364        5,424
Long-term debt excluding current portion ..........         923          654         --         26,455       24,307
Total stockholders' equity ........................   $  49,864    $  57,032    $  59,092    $  63,428    $  80,772
OTHER DATA:
EBITDA (2) ........................................   $  13,315    $  13,965    $   9,634    $  10,041    $  16,255
Net cash provided by (used in) operating activities      10,884       13,663        6,507       (2,088)      (8,217)
Net cash (used in) provided by investing activities      (7,222)      (5,783)     (11,468)     (19,849)      23,931
Net cash (used in) provided by financing activities        (241)        (552)      (2,940)      23,404        1,479


(1) 2000, 1999, 1998, 1997 and 1996 net income per share of Common Stock was calculated by dividing net income by the weighted average number of shares of common stock outstanding which was approximately 6.9 million, 6.9 million, 7.3 million, 7.4 million and 6.9 million shares, respectively.

(2)      EBITDA as defined under "Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. Elamex was acquired by Accel, S.A. de C.V. and certain other investors in May 1990, and is controlled by Accel, S.A. de C.V. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the "Effective Date"), of Elamex Internacional with and into Elamex, S.A. de C.V.

         Although Elamex is a Mexican Corporation located in Mexico, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. Elamex maintains certain financial information in accordance with Mexican GAAP, but prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP.

EXCHANGE RATES AND INFLATION

         In the following cases Elamex's results of operations are generally affected by changes in the exchange rate between Pesos and U.S. dollars. In the case of an appreciation in value of the U.S. dollar against the Peso, Elamex generally experiences a benefit because its revenues are denominated in U.S. dollars and certain of its costs and expenses are denominated in Pesos. This benefit will be reduced by relative inflation in the Peso versus the U.S. dollar due to inflation within Mexico, and by competitive pressures from Elamex's customers. In the case of a depreciation of the U.S. dollar against the Peso, Elamex generally experiences a detriment mirroring the situation as to appreciation of the dollar, and this detriment will similarly be reduced by relative inflation in the U.S. dollar against the Peso and increased pricing by Elamex.

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

CERTAIN ACCOUNTING POLICIES

         Direct manufacturing contract costs related to initial manufacturing layout and setups for new contracts ("Initial Manufacturing Expenses") are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment is capitalized and is amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the years ended December 31, 2000, 1999 and 1998. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Commencing in 1995, Elamex also adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. Also, see section under New Accounting Principles.

STATUTORY EMPLOYEE PROFIT SHARING

         All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of Elamex's employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses and other certain adjustments for US GAAP purposes do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in Elamex's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Elamex's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of Elamex's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

         Statutory employee profit sharing expense was approximately $17 thousand, $68 thousand, and $80 thousand, for the years ended December 31, 2000, 1999, and 1998, respectively.

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth, for the periods indicated, income statement data as a percentage of net sales, derived from audited Consolidated Financial Statements included elsewhere herein. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.



                                                                      PERCENTAGE OF NET SALES
                                                                      YEAR ENDED DECEMBER 31,
                                                                 1998            1999             2000
                                                                 ----            ----             ----
                                                                    %               %                %
Net sales                                                       100.0           100.0            100.0
Cost of sales                                                    88.6            90.8             98.5
Gross profit                                                     11.4             9.2              1.5
Selling, general and administrative expenses                      6.9             7.5              8.6
Research & development                                            1.6             0.8                -
Operating income (loss)                                           2.8             0.9             (7.1)
Other income                                                      2.0             1.4             13.2
Income before income taxes and minority interest                  4.8             2.3              6.1
Income tax provision (benefit)                                    1.6             0.2             (1.8)
Minority interest                                                (0.2)           (0.5)            (2.0)
Net income                                                        3.3             2.7             10.0

2000 COMPARED TO 1999

NET SALES

         Net sales increased 9.1% to $174.7 million in 2000 from $160.1 million in 1999. The increase was primarily due to the inclusion of sales from the Kentucky operation, which was acquired in July 1999 and to growth in sales in the plastics and metal stamping operations, partially offset by the sale of the EMS operation in May 2000 which had revenues of $27 million and $68 million in 2000 and 1999, respectively.

GROSS PROFIT

         Gross profit decreased by $12.2 million, or 82.4%, to $2.6 million in 2000 compared to $14.8 million for the prior year. This decrease in gross profit was primarily due to the operating inefficiencies in the joint venture with GE. The decrease is also attributable to an increase in Peso denominated labor costs of 13% in the first quarter of this year; a higher cost of sales associated with the Kentucky operation's higher material content; and an upward revaluation of the Mexican Peso against the U.S. dollar resulting in higher dollar equivalent costs of Peso denominated non-labor expenses. The decrease was also due to the sale of the EMS operation, which contributed $6.2 million to gross profit in 1999. The above resulted in a deterioration of the gross profit margin from 9.2% in 1999 to 1.5% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative Expenses increased 23.7% to $15.0 million, or 8.6% of net sales, for the year ended December 31, 2000, as compared to $12.1 million, or 7.5% of net sales, for the year ended December 31, 1999. The increase is due to the consolidation of the Kentucky operation, the exchange rate impact of Peso denominated expenses and to a non recurring severance, personnel and management costs directly resulting from the sale of the EMS operation.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and Development Expenses (R&D) represented in absolute dollars and as percentage of net sales were $1.2 million and 0.8% respectively for the year ended 1999. These are directly attributable to expenses incurred by Optimag, Inc. ("Optimag"), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Elamex sold its interest in Optimag in October 1999. There were no R&D expenses incurred in 2000.

OPERATING INCOME

         Operating income decreased to a $12.4 million loss, or an operating loss as a percentage of net sales of 7.1%, during the year ended December 31, 2000 from operating income of $1.4 million, or 0.9% of net sales, during the year ended December 31, 1999. The decrease in operating income was primarily the result of the combined impact of the factors discussed above.

OTHER INCOME

         Other income increased to $23.1 million, or 13.2% of net sales, for the year ended December 31, 2000, from $2.3 million or 1.4% of net sales, for the year ended December 31, 1999. This increase is primarily due to the gain on the sale of our EMS operation in 2000 of $20.5 million, additional income earned from providing other non-recurring services of $1.1 million, recoveries of obsolete inventories of $1 million, the earnout of $826 thousand from the sale of Optimag, the sale of securities for $475 thousand, and interest income of $1.8 million, partially offset by interest expense of $2.6 million.

1999 COMPARED TO 1998

NET SALES

         Net sales increased 24.2% to $160.1 million in 1999 from $128.9 million in 1998. The increase was primarily due to the inclusion of sales from the Kentucky operation, which was acquired in July 1999.

GROSS PROFIT

         Gross profit increased by $.2 million, or 1.1%, to $14.8 million in 1999 compared to $14.6 million for the prior year. The increase was primarily from the contribution of the Kentucky operation and offset by negative full year results in the JV and by Peso denominated cost increases, due to inflation in the Mexico operations not fully compensated by the devaluation of the Peso. This resulted in a deterioration of the gross profit margin from 11.4% in fiscal 1998 to 9.2% in fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative Expenses increased 35.6% to $12.1 million, or 7.5% of net sales, for the year ended December 31, 1999, as compared to $8.9 million, or 6.9% of net sales, for the year ended December 31, 1998. The increase is due to the consolidation of the Kentucky operation, the exchange rate impact of Peso denominated expenses, the increases in operating and depreciation expenses resulting from an expanded computer system infrastructure and additional staffing in the sales area.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and Development Expenses (R&D) represented in absolute dollars and as percentage of net sales were $1.2 million and 0.8% respectively for the year ended 1999 and $2.1 million and 1.6% respectively for the year ended 1998. These are directly attributable to expenses incurred by Optimag, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Elamex sold its interest in Optimag in October 1999.

OPERATING INCOME

         Operating income decreased by 60.1% to $1.4 million, or 0.9% of net sales, during the year ended December 31, 1999 from $3.6 million, or 2.8% of net sales, during the year ended December 31, 1998. The decrease in operating income in 1999 was the result of the combined impact of the factors discussed above.

OTHER INCOME

         Other income decreased to $2.3 million, or 1.4% of net sales, for the year ended December 31, 1999, from $2.5 million or 2.0% of net sales, for the year ended December 31, 1998. This decrease is primarily due to the gain in the sale of Optimag of $2.6 million offset by interest expenses of $1 million incurred related to the Kentucky operation.

INCOME TAX AND ASSET TAX

         Under Mexican tax law as presently in effect, Mexican companies must compute a tax based on net income and a tax based on net assets, and pay the higher of the two. The excess of the tax based on net assets, over the tax based on net income can be carried forward for ten years as a credit against future income tax.

         The corporate income tax rate was 35% for 2000. The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base by certain liabilities. For income tax purposes, taxpayers may deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses, but these deductions are for different amounts than expenses recognized for financial reporting under U.S. GAAP. For income tax purposes, tax losses and net asset tax credits updated to recognize the effects of inflation, may be carried forward ten years following the year of the loss or payment of the assets tax.

         Effective January 1, 1999, a new two-tiered tax rate was enacted whereby the corporate tax rate was 32% and 30% on taxable earnings reinvested in the Company and 3% and 5% on those earnings when they are paid as dividends for the years ended December 31, 1999 and beyond. While the statutory rate is 35%, Elamex's effective tax rate in the future can be expected to vary from 35% because of the effects of inflation and appreciation or devaluation, of the Mexican Peso, on the Mexican Peso amounts for Mexican tax purposes. These items are not reflected in Elamex's results of operations for U.S. GAAP purposes.

         The amounts of Elamex's asset tax and net operating loss carryforwards at December 31, 2000 and 1999 are set forth in Note 8 to the Consolidated Financial Statements, included elsewhere herein. Elamex's effective tax rate was 33.8% in 1998, 6.6% in 1999 and (29.9%) in 2000.

         The tax rate decreased from 33.8% in 1998 to 6.6% in 1999 primarily due to the effects for tax purposes of inflation gains and losses on monetary items and depreciation. The tax rate decreased from 6.6% in 1999 to a benefit of 29.9% in 2000, primarily due to basis differences in the net assets of the EMS operation disposed of in 2000 and currency and inflationary gains and losses in Mexico. In addition, Elamex has established a valuation allowance to offset the tax benefit associated with certain asset tax carryforwards of individual Mexican subsidiaries, net losses of sale of stock in the Company's EMS operation and net operating losses from the Company's joint venture, as realization of those benefits are not considered more likely than not at this time.

         The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits. Beginning in 1999, Tax Law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority ("SHCP") based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

DEFERRED TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, a valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Consolidated net deferred tax liabilities were $1.8 million and $5.4 million for the years ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Elamex's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) decreased for the year ended December 31, 2000 as compared to the 1999 year. At December 31, 2000, Elamex had working capital of $17.2 million compared to $34.5 million at December 31, 1999. This decrease was primarily due to a decrease in receivables and inventories, which were attributable to the sale of the EMS operation.

         For the year ended December 31, 2000, Elamex had net cash used in operating activities of $8.2 million, which resulted primarily from a net operating loss of $12.4 million offset by depreciation and amortization of $4.8 million.

         Net cash provided by investing activities for the year ended December 31, 2000, was $23.9 million. Of this amount, $1.9 million was invested in securities, $19.4 million was used to invest in new equipment, of which $9.0 million was used to complete the new JV facility in Celaya, $4.4 million to install new machinery in our Kentucky operation, and $6 million was invested in machinery and equipment in our remaining operations in Mexico. Additionally $7.0 million was used in connection with a loan to a related party in the year 2000, which was repaid in full subsequent to December 31, 2000. This was offset by the proceeds from the sale of our EMS operation of $51.2 million.

         Net cash provided by financing activities for the year ended December 31, 2000, was $1.5 million, which is primarily due to additional debt incurred of $18.1 million net of repayments of $16.5 million.

         In 2000, EBITDA was $16.3 million or 9.3% of net sales, and capital expenditures were $19.4 million. EBITDA in 2000 increased 61.9% over 1999. In 1999, EBITDA was $10.0 million. EBITDA is defined by Elamex as income before income taxes and minority interest adjusted for net interest expense, depreciation and amortization. EBITDA is presented in this discussion of liquidity and capital resource because it is a widely accepted financial indicator of Elamex's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of Elamex's profitability or liquidity. In addition, this measure of EBITDA might not be comparable to measures as defined and reported by other companies.

         Elamex had the following lines of credit and outstanding borrowings at December 31, 2000:

                    OUTSTANDING LOANS AS OF DECEMBER 31, 2000
             (In Thousands of U.S. Dollars, Except Where Indicated)

                                       Amount           Interest              Effective        Maturity
             Facility               Outstanding           Rate              Interest Rate         Date
------------------------------------------------------------------------------------------------------------------------
$12 million Term  Loan                   $11,153       Index Rate               6.8%         March 1, 2010
$7.5 million Revolving Line of Credit     $2,350     Prime Rate - 1             8.5%         March 1, 2004

$5 million Term Loan                      $4,473      LIBOR + 2.25              8.4%         January 31, 2005
$5 million Revolving Line of Credit (1)   $3,035        LIBOR + 2               8.4%         May 31, 2001

$3 million Bridge Loan (2)                $3,000      LIBOR + 3.25              9.6%         January 31, 2001
$3 million Term Loan                      $3,000      LIBOR + 3.25              9.6%         Upon demand
Term Loan                                 $2,074       Index Rate               5.9%         March, 2007
$0.6 million Bridge Loan (2)                $646       Index Rate               10.5%        February l9, 2001


1) The outstanding amount as of December 31, 2000 was used by the JV. The amount available to the JV is limited to a total of $4 million.

2) Subsequent to December 31, 2000, the JV with GE refinanced its bridge loans and other short-term obligations with a $9.2 million long-term facility with a bank as follows:

             (In Thousands of U.S. Dollars, Except Where Indicated)

                                       Amount           Interest                    Maturity
             Facility               Outstanding           Rate                        Date
-----------------------------------------------------------------------------------------------------------
$2.9 million Term Loan  - Tranche A       $2,900      LIBOR +0.875%            December 15, 2006
$6.3 million Term Loan  - Tranche B       $6,300      LIBOR +1.625%            December 15, 2006

         The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments, or advances in other companies, limit the incurrence of debt and require the Company to maintain certain financial ratios and insurance coverage. As of December 31, 2000 the Company was in compliance with the above restrictions, requirements and covenants.

ACQUISITIONS/DIVESTITURES

         On July 14, 1998, Elamex formed a Joint Venture with General Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. Elamex contributed its plastic molding and stamped metal operations to the JV in exchange for 50.1% interest in the JV. GE paid approximately $3.5 million to Elamex in exchange for a 49.9% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock exercisable at $7.81 dollars per share subject to anti-dilution provisions. GE also received the right to select a representative on Elamex's Board. The warrant was valued at $50 thousand. The JV began with a $10 million commitment of business from GE. Elamex recognized a gain on the sale of its interest of the plastics molding and stamped metal operations of $775 thousand, which is included in other income. A majority of the Board members of the JV are Elamex Board members. Elamex has consolidated the operations of the JV.

         In January 1998, Elamex signed a Preferred Stock Purchase Agreement to purchase 2,525,000 shares of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. Preferred Stock purchases were based on Optimag meeting certain performance targets. Elamex has consolidated the operations of this investment through the date of disposition. As of December 31, 1998, Elamex had purchased 2,525,000 shares of Preferred Stock for $1.00 dollar per share, convertible into common stock 1 for 1. Effective October 1999, the Company sold its interest in Optimag for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000. The Company recognized gains of $826 thousand and $2.7 million, which are reflected in the 2000 and 1999 results of operations, respectively.

         On July 27, 1999, Elamex, consummated the purchase of all of the common stock of the Kentucky operation, a Kentucky corporation. Elamex acquired the stock from the shareholders of the privately-held company for U.S. $20.3 million in cash. The Kentucky operation acquisition was accounted for as a purchase. The excess of purchase price over the fair value of net assets acquired was $10.2 million, and is being amortized on a straight-line basis over 20 years. Amortization expense during the years ended December 31, 2000 and 1999 were $497 thousand and $205 thousand respectively. The purchase price was financed with cash on hand of Elamex in the amount of U.S. $5.3 million and a loan agreement with two banks. These short-term facilities were restructured into long-term loans with another bank on January 26, 2000.

         On May 23, 2000, Elamex, S.A. de C.V. closed the sale of its contract electronics manufacturing services (EMS) operation. Under the terms of the deal, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value.

         The sold EMS operation was housed in two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $68 million in revenue in 1999 and $26 million in revenue in 2000 for the period through May 23, 2000, the date of the sale.

         On December 6, 2000, Elamex sold its interest in Manufacturas del Noreste, S.A. de C.V., a subsidiary of Elamex, to the subsidiary's customer for approximately $195 thousand in cash and recognized a gain of approximately $100 thousand, which is reflected in the 2000 results of operations.


NEW ACCOUNTING PRINCIPLES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption has no significant impact on the Company's Consolidated Financial Statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, was effective beginning in the fourth quarter of 2000. Implementation of SAB101 has had no significant impact on the Company's Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with Elamex's future growth and profitability, the ability of Elamex to continue to increase sales to existing customers and to new customers, and the effects of competitive and general economic conditions.

         There can be no assurance that Elamex's principal customers will continue to purchase products and services from Elamex at the current levels, if at all, and the loss of one or more major customers could have a material adverse effect on Elamex's result of operations.

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

         Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $29.1 million at December 31, 2000, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates could result in a $291 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

                                    PART III


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elamex, S.A. de C.V.
    Ciudad Juarez, Mexico

We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows for the years then ended (all expressed in thousands of U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Qualcore, S. de R.L. de C.V. (a consolidated subsidiary), which statements reflect total assets constituting 11% and 7% of consolidated total assets as of December 31, 2000 and 1999, respectively and total revenues constituting 17% and 6% of the consolidated total revenues for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Qualcore, S. de R.L. de C.V. is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE
Ciudad Juarez, Mexico


January 24, 2001 (except for
paragraphs (b) and (c) of Note 6, as
to which the date is March 6, 2001)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Elamex, S.A. de C.V.:

We have audited the accompanying consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows of Elamex, S.A. de C.V. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Elamex, S.A. de C.V. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG LLP

El Paso, Texas
March 1, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Qualcore, S. de R.L. de C.V.:

We have audited the consolidated balance sheets of Qualcore, S. de R.L. de C.V. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualcore, S. de R.L. de C.V. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ KPMG Cardenas Dosal S.C.


Juarez, Mexico
January 16, except for note 6
  which is as of March 6, 2001

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------


ASSETS                                                     2000           1999
CURRENT ASSETS:
    Cash and cash equivalents                            $ 24,357       $  7,164
    Receivables:
       Trade accounts, net                                 24,247         30,757
       Other receivables, net                               4,354          2,372
       Related party note receivable                        7,000
                                                         --------       --------

        Total receivables                                  35,601         33,129
                                                         --------       --------

    Investment securities                                   1,945
    Inventories, net                                        9,607         21,212
    Refundable income taxes                                 3,301          1,085
    Prepaid expenses                                        1,701          1,294
    Deferred income taxes                                     263
                                                         --------       --------

        Total current assets                               76,775         63,884

PROPERTY, PLANT AND EQUIPMENT, net                         55,108         52,875

GOODWILL, net                                               9,452          9,949

OTHER ASSETS, net                                           1,033            516
                                                         --------       --------

TOTAL                                                    $142,368       $127,224
                                                         ========       ========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                2000         1999
CURRENT LIABILITIES:
    Accounts payable                                                           $  21,008    $  19,807
    Accrued expenses                                                               6,387        5,235
    Notes payable and current portion of long-term debt                            5,424        4,364
    Taxes payable                                                                  1,848          606
    Deferred income taxes                                                                       4,992
                                                                               ---------    ---------

       Total current liabilities                                                  34,667       35,004

LONG-TERM DEBT, excluding current portion                                         24,307       26,455

OTHER LIABILITIES                                                                    103          208

DEFERRED INCOME TAXES                                                              2,045          452
                                                                               ---------    ---------

       Total liabilities                                                          61,122       62,119

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                    474        1,677

STOCKHOLDERS' EQUITY:
    Preferred stock, authorized 50,000,000 shares, none issued or outstanding
    Common stock, no par, authorized 22,400,000 shares, 7,400,000 issued and
      6,866,100 shares outstanding at December 31, 2000
      and 1999                                                                    35,060       35,060
    Retained earnings                                                             48,267       30,886
    Treasury stock, 533,900 shares at cost at December 31, 2000
      and 1999                                                                    (2,518)      (2,518)
    Accumulated other comprehensive loss, net of tax                                 (37)
                                                                               ---------    ---------

       Total stockholders' equity                                                 80,772       63,428
                                                                               ---------    ---------

TOTAL                                                                          $ 142,368    $ 127,224
                                                                               =========    =========


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND, 1998
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                            2000           1999           1998
NET SALES                                                              $   174,664    $   160,051    $   128,890

COST OF SALES                                                              172,084        145,262        114,257
                                                                       -----------    -----------    -----------
      Gross Profit                                                           2,580         14,789         14,633
                                                                       -----------    -----------    -----------

OPERATING EXPENSES:
      General and administrative                                            13,108         10,274          7,209
      Selling                                                                1,874          1,838          1,721
      Research and development                                                              1,228          2,073
                                                                       -----------    -----------    -----------
                 Total operating expenses                                   14,982         13,340         11,003
                                                                       -----------    -----------    -----------

OPERATING (LOSS) INCOME                                                    (12,402)         1,449          3,630
                                                                       -----------    -----------    -----------

OTHER INCOME (EXPENSE):
      Interest income                                                        1,797            623            974
      Interest expense                                                      (2,556)        (1,375)          (154)
      Other, net                                                             2,425            397            937
      Gain on sale of interest in consolidated subsidiaries                 21,461          2,627            774
                                                                       -----------    -----------    -----------
                 Total other income                                         23,127          2,272          2,531
                                                                       -----------    -----------    -----------

INCOME BEFORE INCOME TAXES
      AND MINORITY INTEREST                                                 10,725          3,721          6,161

INCOME TAX (BENEFIT) PROVISION                                              (3,203)           245          2,082
                                                                       -----------    -----------    -----------
INCOME BEFORE MINORITY INTEREST                                             13,928          3,476          4,079

MINORITY INTEREST                                                            3,453            860            234
                                                                       -----------    -----------    -----------

NET INCOME                                                                  17,381          4,336          4,313

Other comprehensive loss, net of
      income tax benefit of $19                                                (37)
                                                                       -----------    -----------    -----------
COMPREHENSIVE INCOME                                                   $    17,344    $     4,336    $     4,313
                                                                       ===========    ===========    ===========
BASIC AND DILUTED NET INCOME
      PER COMMON SHARE                                                 $      2.53    $      0.63    $      0.59
                                                                       ===========    ===========    ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING                                      6,866,100      6,866,100      7,310,148
                                                                       ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------



                                             COMMON STOCK                                    ACCUMULATED
                                     ----------------------------                              OTHER           TOTAL
                                          SHARES                    RETAINED    TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                                       OUTSTANDING       AMOUNT     EARNINGS      STOCK         LOSS          EQUITY

BALANCE, JANUARY 1, 1998                   7,381,500    $ 35,010    $ 22,237     $ (215)    $             $       57,032

   Net income                                                          4,313                                       4,313

   Issuance of warrant                                        50                                                      50

   Purchase of common stock                 (515,400)                              (2,303)                        (2,303)
                                     ----------------  ----------  ----------  ----------- -------------- ---------------

BALANCE, DECEMBER 31, 1998                 6,866,100      35,060      26,550       (2,518)                        59,092

   Net income                                                          4,336                                       4,336
                                     ----------------  ----------  ----------  ----------- -------------- ---------------

BALANCE, DECEMBER 31, 1999                 6,866,100      35,060      30,886       (2,518)                        63,428

   Net income                                                         17,381                                      17,381

   Unrealized loss on investment
      securities                                                                                     (37)            (37)
                                     ----------------  ----------  ----------  ----------- -------------- ---------------

BALANCE, DECEMBER 31, 2000                 6,866,100    $ 35,060    $ 48,267     $ (2,518) $         (37) $        80,772
                                     ================  ==========  ==========  =========== ============== ===============


See accompanying notes to consolidated financial statements.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 17,381       $ 4,336      $ 4,313
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                              4,771         5,568        4,292
      Provision for doubtful trade accounts receivable                             213                        (36)
      Gain on sale of interest in consolidated subsidiaries                    (21,461)       (2,627)        (775)
      Minority interest in loss of consolidated subsidiaries                    (3,453)         (860)        (234)
      Provision for excess and obsolete inventory                                                            (640)
      Deferred income tax (benefit) expense                                     (3,661)       (3,795)         148
      Loss on disposal of equipment                                                              158          181
      Other                                                                                      (20)
      Changes in operating assets and liabilities, net of
        effects from sale of interest in consolidated subsidiaries for
        2000 and purchase of Precision for 1999:
         Trade accounts receivable                                              (3,823)       (4,852)      (1,199)
         Other receivables                                                      (2,161)          363         (274)
         Inventories                                                            (1,621)       (3,028)        (995)
         Refundable income taxes                                                (2,217)          506       (1,201)
         Prepaid expenses                                                         (480)          (10)        (417)
         Other assets                                                             (128)          369          211
         Accounts payable                                                        6,551           242        4,538
         Accrued expenses                                                          820         1,717         (767)
         Taxes payable                                                           1,156            (8)        (692)
         Due to related parties                                                                   (9)         (36)
         Other liabilities                                                        (104)         (138)          90
                                                                           ------------  ------------  -----------

                Net cash (used in) provided by operating activities             (8,217)       (2,088)       6,507
                                                                           ------------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) sale of investment securities                                     (1,945)                     2,080
   Purchase of property, plant, and equipment                                  (19,370)       (8,662)     (10,709)
   Proceeds from disposal of property, plant, and equipment                                      153
   Business acquisition, net of cash acquired                                                (19,853)
   Proceeds from sale of interest in consolidated subsidiaries                  52,246         2,295        3,379
   Related party note receivable                                                (7,000)        6,218       (6,218)
                                                                           ------------  ------------  -----------

                Net cash provided by (used in) investing activities             23,931       (19,849)     (11,468)
                                                                           ------------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                  18,082        29,830
   Payments of notes payable                                                                  (5,850)
   Repayment of long-term debt obligations                                     (16,489)         (342)
   Repayment of capital lease obligations                                         (114)         (424)        (687)
   Purchase of treasury stock                                                                              (2,303)
   Minority interest contribution                                                                190
   Issuance of warrant                                                                                         50
                                                                           ------------  ------------  -----------

                Net cash provided by (used in) financing activities              1,479        23,404       (2,940)
                                                                           ------------  ------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            17,193         1,467       (7,901)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                             7,164         5,697       13,598
                                                                           ------------  ------------  -----------

   End of year                                                                $ 24,357       $ 7,164      $ 5,697
                                                                           ============  ============  ===========

                                                                                                       (Continued)

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                            2000      1999      1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid, net of amount capitalized of $ 347 for 2000                         $ 2,531   $ 1,272   $   133
                                                                                         =======   =======   =======
      Income taxes paid                                                                  $ 1,628   $ 4,729   $ 3,596
                                                                                         =======   =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

        Debt incurred to refinance existing debt                                         $26,380
                                                                                         =======
        Debt capitalized as equity in the joint venture                                  $ 2,250
                                                                                         =======
        The Company purchased all of the capital stock of Precision Tool,
           Die and Machine Company Inc. in 1999.  In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:
           Fair value of assets acquired                                                           $31,419
                                                                                                   =======

           Liabilities assumed                                                                     $21,273
                                                                                                   =======


See accompanying notes to consolidated financial statements.                                        (Concluded)

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS OF U.S. DOLLARS)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND BASIS OF PRESENTATION

         COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are primarily Mexican companies incorporated under the laws of Mexico. Elamex provides shelter and assembly services to customers primarily located in the United States and Canada. The Company manufactures products mainly for companies in the electromechanical, mechanical, appliance, avionics, medical appliance, heating, venting and air conditioning, and automotive industries. The Company views itself as a single reportable segment. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Nuevo Laredo, Monterrey, Torreon, and Celaya, Mexico, and in Louisville, Kentucky.

         In May 2000, the Company sold its Electronic Manufacturing Services
(EMS) operation for approximately $51.2 million and recognized a pre-tax gain on this sale of approximately $20.5 million which is included in other income for the year ended December 31, 2000 (see Note 2).

         During 1999, the Company acquired a U.S. Company, Precision Tool, Die and Machine Company, Inc. ("the Kentucky operation"), located in Louisville, Kentucky (see Note 3).

         During 1998, the Company purchased 2,525,000 shares ($1 per share) of Series A 9% Cumulative Convertible Preferred Stock ("Preferred Stock") of Optimag, Inc. ("Optimag"), a California corporation. At December 31, 1998, Preferred Stock was converted into 51% of the outstanding common stock. A majority of the Board members of Optimag were Elamex directors. Optimag was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company consolidated the operations of this investment. On October 18, 1999, the Company sold its interest in Optimag to Veeco Instruments, Inc. for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000. The Company recognized gains of $826 thousand and $2.6 million, which are reflected in the 2000 and 1999 results of operations, respectively.

         The Company is a subsidiary of Accel, S.A. de C.V. ("Accel") which owns approximately 59% of the Company's issued and outstanding common shares at December 31, 2000.

         BASIS OF PRESENTATION - These Consolidated Financial Statements and accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex.

         PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries including, effective as of July 27, 1999, the accounts of the Kentucky operation. The operating results of the EMS operation after the date of disposition, May 23, 2000, are not included in the accompanying Consolidated Financial Statements. All significant intercompany balances and transactions are eliminated in consolidation.

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

2.    DISPOSITION OF ASSETS

         On May 23, 2000, Elamex closed the sale of its EMS operation. Under the terms of the deal, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value. Elamex recognized a pre-tax gain on this sale of approximately $20.5 million, which is included in other income for the year ended December 31, 2000.

         The sold EMS operation was housed in two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $68 million in revenue in 1999 and $27 million in revenue for the period through May 23, 2000 the date of the sale.

         On December 6, 2000, the Company sold its interest in Manufacturas del Noreste, a subsidiary of the Company, to the subsidiary's customer for approximately $195 thousand in cash and recognized a gain of approximately $100 thousand, which is reflected in the 2000 results of operations.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos, of approximately $176 thousand and $157 thousand at December 31, 2000 and 1999, respectively, and deposits denominated in U.S. dollars of approximately $214 thousand and $207 thousand at December 31, 2000 and 1999, respectively, in U.S. banks. The Company had approximately $24 million and $6.8 million at December 31, 2000 and 1999, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible.

         An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                         2000          1999           1998
                                           (In Thousands of U.S. Dollars)
                                     ------------------------------------------
Beginning Balance                    $        343   $       631    $       528

Addtions charged to expense                   213                          240

Accounts written off                         (391)         (288)          (137)

Recoveries
                                     -------------  ------------   ------------
Ending balance                       $        165   $       343    $       631
                                     =============  ============   ============

         FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in "other, net" on the accompanying consolidated statements of earnings are foreign exchange gains (losses) of $37 thousand, $94 thousand, and $(168) thousand for the years ended December 31, 2000, 1999, and 1998, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in thousands of U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the "Official Gazette of the Federation"), which is the approximate rate at which a receivable or payable can be settled as of each period end:

                                                     2000          1999
                                               (In Thousands of U.S. Dollars)
                                               ------------------------------
      Cash and cash equivalents                $      411     $      216
      Other receivables                             2,366          1,486
      Prepaid expenses                              3,040          1,743
      Other assets, net                               695            705
      Accounts payable                             (1,330)        (1,017)
      Accrued expenses and other liabilities       (2,635)        (2,685)
                                               -----------    -----------

      Net foreign currency position            $    2,547     $      448
                                               ===========    ===========

         In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 8). The recorded amounts of $1.8 million and $5.4 million at December 31, 2000 and 1999, respectively, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax bases.

         FOREIGN EXCHANGE INSTRUMENTS - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 2000 or 1999.

         INVESTMENT SECURITIES - Represents an investment in stocks held for sale by the Company of non-affiliated companies. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effects.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method. Inventory cost includes material, labor and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

         RESEARCH AND DEVELOPMENT COSTS - Research and development was conducted through Optimag until its sale on October 18, 1999. Research and development costs are charged to expense as incurred and were $1.2 million and $2.1 million during 1999 and 1998, respectively. No research and development cost was incurred during 2000.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Plant and equipment under capital leases are stated at the lower of their fair value at the inception of the lease or the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the shorter of related lease terms or estimated useful lives of the assets. The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and improvements.

         GOODWILL - Goodwill is being amortized on a straight-line basis over 20 years. Accumulated amortization was approximately $745 thousand and $248 thousand at December 31, 2000 and 1999, respectively.

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

         Provisions for taxes are made based upon the applicable tax laws of Mexico and the United States. In conformity with SFAS No. 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from Pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican tax purposes or exchange rate changes.

         REVENUE RECOGNITION - Contract manufacturing services sales are recognized at the time the order is shipped. Sales from contract assembly services are recognized over the contract period as services are provided. Anticipated losses on contract manufacturing services are charged to operations as soon as they are determined.

         EMPLOYEES' STATUTORY PROFIT SHARING - A provision for deferred employees' statutory profit sharing is computed on income subject to statutory profit sharing which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit sharing and book purposes. Statutory employee profit sharing expense was approximately $17 thousand, $68 thousand, and $80 thousand, for the years ended December 31, 2000, 1999, and 1998, respectively.

         POST-RETIREMENT BENEFITS - Employees are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

         FISCAL YEAR - The Company uses 13-week quarters ending on a Sunday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31.

         FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 2000 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

         ACQUISITIONS - On July 27, 1999, the Company acquired the Kentucky operation in a business combination accounted for as a purchase. The Kentucky operation is primarily engaged in the manufacture of stamped metal components for the appliance, heating, venting and air conditioning, and automotive industries. The results of operations of the Kentucky operation are included in the accompanying Consolidated Financial Statements since the date of acquisition. The total cost of the acquisition was approximately $20.3 million, which exceeded the fair value of the net assets of the Kentucky operation by approximately $10.2 million. The excess is being amortized on the straight-line method over 20 years.

         The following summarized pro forma (unaudited) information for the years ended December, 31, 1999 and 1998 assumes the acquisition had occurred on January 1, 1998.

                                                1999           1998
                                            (In Thousands of U.S. Dollars)
                                            ------------------------------
      Net sales                              $    192,756   $    188,645
                                             ============   ============

      Net income                             $      4,187   $      4,091
                                             ============   ============

      Basic and diluted earnings per share   $       0.61   $       0.56
                                             ============   ============

         JOINT VENTURE - On July 14, 1998, the Company formed a Joint Venture ("JV") with General Electric International Mexico, S.A. de C.V. ("GE") to produce plastic molding and stamped metal components in Ciudad Juarez, Mexico. The Company contributed its plastic molding and stamped metal operations to the JV in exchange for 50.1% interest in the JV. GE paid approximately $3.5 million to the Company in exchange for a 49.9% interest. In connection with the JV, GE received a three-year warrant to purchase up to 6.3% of Elamex's common stock, exercisable at $7.81 dollars per share subject to anti-dilution provisions. GE also received the right to select a representative on the Company's Board. The warrant was valued at $50 thousand. The JV began with a $10 million commitment of business from GE. The Company recognized a gain on the sale of a 49.9% interest of the plastics molding and stamped metal operations of $775 thousand, which is included in other income for the year ended December 31, 1998. A majority of the Board members of the JV are Elamex Board members. The Company has consolidated the operations of the JV.

         NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption has no significant impact on the Company's Consolidated Financial Statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, was effective beginning in the fourth quarter of 2000. Implementation of SAB101 has had no significant impact on the Company's Consolidated Financial Statements.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation.


4.    INVENTORIES

         Inventories consist of the following:

                                                       2000            1999
                                                  (In Thousands of U.S. Dollars)
                                                  ------------------------------
      Raw materials                               $     6,149     $    16,551
      Work-in-process                                   1,111           1,510
      Finished goods                                    2,535           4,205
                                                  ------------    -------------

      Total                                             9,795          22,266

      Less reserve for excess and obsolete
       inventory                                         (188)         (1,054)
                                                  ------------    --------------

      Total                                       $     9,607     $    21,212
                                                  ============    ==============

         The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 2000, 1999, and 1998 is as follows:

                                                         2000           1999           1999
                                                          (In Thousands of U.S. Dollars)
                                                     ------------------------------------------
      Beginning balance                              $    1,054     $    1,078     $    1,718

      Provisions for excess and obsolete inventory

      Inventory disposed during the year                   (866)           (24)          (640)
                                                     -----------    -----------    -----------

      Ending balance                                 $      188     $    1,054     $    1,078
                                                     ===========    ===========    ===========

5.       PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment is as follows:

                                   ESTIMATED
                                  USEFUL LIVES
                                    (YEARS)            2000           1999
                                                  (In Thousands of U.S. Dollars)
                                                  ------------------------------
      Land                                         $     4,256    $     4,256
      Buildings                          20             20,193         19,560
      Machinery and equipment          3 - 10           31,881         47,047
      Leasehold improvements              5              1,084          1,690
      Vehicles                            5                249            311
      Construction-in-progress                           9,938          1,506
                                                   ------------   ------------

      Total                                             67,601         74,370

      Less accumulated depreciation                    (12,493)       (21,495)
                                                   ------------   ------------

      Total                                        $    55,108    $    52,875
                                                   ============   ============

6.    NOTES PAYABLE AND LONG-TERM DEBT

         The following is a summary of notes payable and long-term debt at December 31, 2000 and 1999.

                                                                                                   2000              1999
                                                                                                (In Thousands of U.S. Dollars)
                                                                                               -------------------------------
Note payable to a bank due in semi-annual installments of principal through
   March 2010 with interest payable monthly at a variable interest rate calculated weekly (6.77% at December 31, 2000), collateralized by
   substantially all assets of the Company (a)                                                 $      11,153      $

Note payable to a bank due in quarterly installments of principal of $263 thousand through January 31, 2005 with interest payable quarterly at LIBOR plus 2.25% (8.41% at December 31, 2000), collateralized by certain buildings
   and land (b)                                                                                       4,473

Revolving line of credit with a bank, of up to $4 million allocated to the JV, expiring May 31, 2001 with interest payable monthly at LIBOR plus 2%
   (8.37% at December 31, 2000), collateralized by trade accounts receivable                          3,035

Unsecured note payable to a bank expiring  January 31, 2001 with interest
  payable monthly at LIBOR plus 3.25% (9.62% at December 31, 2000) (c)                                3,000

Unsecured subordinated note payable to a bank with interest payable at
   LIBOR plus 3.25% (9.62% rate at December 31, 2000)                                                 3,000

Revolving line of credit with a bank expiring March 2004 with interest payable monthly at Prime minus 1% (8.5% at December 31, 2000), collateralized by
  inventories and trade accounts receivable                                                           2,350

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March 2007 at the bank's index rate
   (5.90% at December 31, 2000), collateralized by a letter of credit.                                2,074             2,148

Unsecured loan payable to a bank due February 19, 2001 with interest payable
   at maturity at an interest rate of 10.5% (c)                                                         646

Note payable to a bank due January 28, 2000 with interest payable quarterly at
   LIBOR plus 3%, collateralized by trade accounts receivable. Repaid in 2000 (b)                                       7,500

Note payable to asset-based lender due January 28, 2000 with interest payable quarterly at LIBOR plus 3%, collateralized by trade accounts receivable.
   Repaid in 2000 (b)                                                                                                   7,500

Note payable to a bank due January 25, 2000 with interest payable monthly at the bank's index rate less 0.75%, collateralized by certain equipment,
   buildings, and land. Repaid in 2000 (a)                                                                              4,050

Note payable to a bank due January 25, 2000 with interest payable monthly at the bank's index rate less 0.25%, collateralized by certain equipment,
   buildings, and land. Repaid in 2000 (a)                                                                              4,000

                                                                                                                      (Continued)


                                                                                                   2000              1999
                                                                                                (In Thousands of U.S. Dollars)
                                                                                               -------------------------------

Unsecured loan payable to a bank due March 28, 2000 with interest payable at
   maturity at LIBOR plus 3%. Capitalized to equity in 2000 (see note 13)                                               2,250

Note payable to a bank due January 18, 2000 plus interest payable at maturity
   of 7.15%, guaranteed by Certificate of Deposit (a)                                                                   1,980

Note payable to a bank due in semi-annual installments of principal of $150 thousand through April 2004 with interest payable monthly at the bank's index rate, collateralized by substantially all assets
   of the Company. Repaid in 2000 (a)                                                                                   1,350

Other                                                                                                                      41
                                                                                               -------------     -------------

Total notes payable and long term debt                                                               29,731            30,819

Less:  Notes payable and current maturities of long-term debt                                        (5,424)           (4,364)
                                                                                               -------------     -------------

Total                                                                                          $     24,307      $     26,455
                                                                                               =============     =============

         The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments or advances in other companies, limit the incurrence of debt and require the Company to maintain certain financial ratios and insurance coverage. As of December 31, 2000, the Company was in compliance with the above restrictions, requirements and covenants.

         (a) On March 1, 2000, the Company's wholly-owned subsidiary in Kentucky, entered into a $12 million note agreement with a bank at a variable interest rate, calculated weekly. Principal and interest under the note agreement are due in semi-annual installments through March 2010. The proceeds from the note were used to refinance approximately $11.4 million of short-term and long-term notes payable. The note is collateralized by substantially all assets of the Kentucky operation and requires the maintenance of certain financial ratios. At December 31, 2000, the Kentucky operation's net assets were $14.6 million.

         (b) On January 26, 2000, the Company entered into a $15 million revolving line of credit agreement with a bank at LIBOR plus 2.75% to 3% or Prime plus 0.5% to 0.75% as selected by the Company. The loan under this agreement was due on July 31, 2002 and was fully repaid in 2000. Also, on January 26, 2000, the Company entered into a $5 million term loan agreement with a bank at LIBOR plus 3.25% payable in quarterly installments of $263 thousand plus interest through January 31, 2005. These loans are collateralized by certain properties and trade accounts receivable and the loan agreements contain certain restrictive covenants including restrictions on the payment of dividends, disposition of assets, incurrence of debt, limit on investments, and require the Company to maintain certain financial ratios. The $5 million term loan was repaid in full on March 5, 2001.

         (c) On January 26, 2001, the Company's joint venture, entered into a $9.2 million unsecured note agreement with a bank at LIBOR plus 0.875% to 1.875%, calculated semi-annually. Principal and interest under the note agreement are due in semi-annual installments through December 2006. The proceeds from the note were used on February 16, 2001 to refinance approximately $3 million of short-term notes payable, and $646 thousand of a bridge loan on March 5, 2001, and accordingly, those short-term amounts along with a $3 million unsecured subordinated note have been classified as long-term debt at December 31, 2000. The note is guaranteed by the joint venture partners and the loan agreement contains certain restrictive covenants including restrictions on disposition of assets and issuance of stock by the joint venture.

         The maturities of notes payable and long-term debt have been modified to reflect the repayment terms of these loans.

         Maturities of notes payable and long-term debt are as follows:



YEAR                                     AMOUNT
                                     (In Thousands of
                                       U.S. Dollars)
                                   --------------------
2001                               $             5,424
2002                                             7,417
2003                                             3,768
2004                                             6,118
2005                                             2,852
Thereafter                                       4,152
                                   --------------------
Total                              $            29,731
                                   ====================


7.    LEASES

         The Company utilizes certain machinery and equipment and occupies certain buildings under noncancelable operating lease arrangements that expire at various dates through 2011, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $3.6 million, $3.2 million, and $3.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

         Future minimum lease obligations at December 31, 2000 having an initial or remaining term in excess of one year are as follows:

            YEAR                          AMOUNT
                                      (In Thousands of
                                        U.S. Dollars)
                                      ----------------
            2001                        $     4,933
            2002                              4,563
            2003                              3,512
            2004                              3,416
            2005                              3,076
            Thereafter                       14,722
                                        -----------
            Total minimum obligations   $    34,222
                                        ===========

         The Company leases manufacturing facilities to unrelated parties under operating lease agreements that expire in 2001. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 2000 and 1999 is the cost of the land and buildings under operating lease agreements of $5.9 million and $5.2 million and the related accumulated depreciation of $2.1 million and $1.3 million, respectively.

         Rental income was $1.1 million, $701 thousand, and $661 thousand for the years ended December 31, 2000, 1999, and 1998, respectively. The future minimum rental income to be received under these operating leases is $838 thousand in 2001 and $287 thousand in 2002.

8.    INCOME TAXES

         Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

         Effective January 1, 1999, a new tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 32% is paid on taxable earnings reinvested in the Company and 3% when those earnings are distributed in the form of dividends for the year ended December 31, 1999 and 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the year ended December 31, 2000 and thereafter.

         The tax provision differs from the statutory tax rate of 35% in 2000 and 1999, and 34% in 1998 on taxable income as follows:



                                                                   2000            1999            1998

Statutory tax rate                                                 35.0 %          35.0 %          34.0 %
Effect of rate differential from U.S. operations                   (0.7)            1.9
Foreign currency gains or losses not subject
   to income taxes                                                (16.2)           (1.1)            0.7
Nondeductible expenses                                              1.7             5.3             2.3
Income not subject to tax                                                                          (5.3)
Inflationary effects on monetary items and tax loss
   and asset tax credit carryforwards                                             (27.9)            2.5
Inflationary portion of depreciation expense for
   tax purposes only                                                              (12.9)           (9.3)
Minority interest                                                 (11.3)
Goodwill - Precision                                                                2.3
Gain on sale of EMS operation                                     (74.4)
Sale of interest in Optimag                                                         8.9
Change in valuation allowance                                      37.7            15.9             6.7
Effect of income tax rate change                                                                    2.2
Reduction of previously recorded deferred taxes                                   (20.4)
Other                                                              (1.7)           (0.4)
                                                            ------------    ------------    ------------
Total                                                             (29.9)%           6.6 %          33.8 %
                                                            ============    ============    ============


         Income tax expense consists of:


                                               CURRENT           DEFERRED            TOTAL
                                                      (In Thousands of U.S. Dollars)
                                            ---------------------------------------------------
Mexican                                     $          891    $       (4,292)    $      (3,401)
U.S. Companies                                        (433)              631               198
                                            ---------------   ---------------    --------------

Year ended December 31, 2000                $          458    $       (3,661)    $      (3,203)
                                            ===============   ===============    ==============

Year ended December 31, 1999                $        4,040    $       (3,795)    $         245
                                            ===============   ===============    ==============

Year ended December 31, 1998                $        1,934    $          148     $       2,082
                                            ===============   ===============    ==============

         Significant components of deferred income tax expense attributable to income for the year ended December 31, 2000, 1999, and 1998 are as follows:

                                                  2000       1999        1998
                                                 (In Thousands of U.S. Dollars)
                                                 ------------------------------
Deferred tax expense (exclusive of the effects
      of other components below)                 $(3,661)   $(3,795)   $  (36)

Adjustment to deferred tax assets and liabilities
      for enacted changes in laws and rates                               184
                                                 --------   --------   --------
            Total                                $(3,661)   $(3,795)   $  148
                                                 ========   ========   ========

         The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                      2000            1999
                                                                 (In Thousands of U.S. Dollars)
                                                                 ------------------------------

            Deferred tax assets:
               Asset tax carryforwards                               $ 1,622        $ 1,433
               Net operating loss carryforwards (Mexico)               4,285          1,856
               Net loss on sale of stock (Mexico)                      1,929
               Installment sale of the interest in Optimag                              447
               Accrued liabilities                                       519            385
               Bad debts                                                 302             89
               Other                                                     240            242
                                                                     -------        -------

            Total deferred tax assets                                  8,897          4,452

            Less valuation allowance                                  (6,077)        (1,314)
                                                                     -------        -------

            Net deferred tax assets                                    2,820          3,138
                                                                     -------        -------

            Deferred tax liabilities:
               Property, plant, and equipment                         (4,105)        (4,125
               Inventories                                               (50)        (4,109)
               Reclassification current to deferred for 30%/5% split    (374)          (224)
               Other                                                     (73)          (124)
                                                                     -------        -------

            Total deferred tax liability                              (4,602)        (8,582)
                                                                     -------        -------

            Net deferred tax liability                               $(1,782)       $(5,444)
                                                                     =======        =======

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowance of $1.3 million at December 31, 1999 relates primarily to certain asset tax carryforwards of individual Mexican subsidiaries. The increase in the valuation allowance at December 31, 2000 to $6.1 million relates primarily to valuation allowance recorded for Net losses of sale of stock in the Company's EMS operation and net operating losses from the joint venture.

         The asset taxes paid, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year, for ten years following the payment of the tax. These asset tax carryforwards as of December 31, 2000 are $1.6 million and expire on various dates through 2010.

         At December 31, 2000, certain of the Mexican companies within the consolidated group had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:


   YEAR                        AMOUNT
                           (In Thousands of
                             U.S. Dollars)
                          --------------------

    2002                   $              520
    2003                                  137
    2007                                  266
    2008                                1,603
    2009                                3,026
    2010                                6,691
                          --------------------
    Total                  $           12,243
                          ====================

         The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits. Beginning in 1999, Tax Law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority ("SHCP") based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

         Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican income tax law, are subject to a 35% income tax during 2000 and 1999, and to a 34% income tax during 1998 respectively, payable by the Company on 1.5385, 1.5385 and 1.515 times the amount in excess of earnings and profits during 2000, 1999 and 1998, respectively. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 2000, 1999 or 1998.

9.    STOCKHOLDERS' EQUITY

         COMMON STOCK - During 1998 a subsidiary of the Company purchased 515,400, of the Company's common stock in the open market for an aggregate amount of $2.3 million. This treasury stock has been presented in the accompanying consolidated balance sheets at cost as a reduction of stockholders' equity.

         Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the 30 trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 2000, the Company had not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise this option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

         Under Mexican law, dividends must be declared in Pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from Pesos as of the date of record, unless otherwise instructed by the stockholder.

         Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 2000 and 1999 was approximately $1.6 million and $1.4 million respectively. The Company anticipates an additional allocation will be made at its annual stockholders' meeting to be held on April 20, 2001 of approximately $960 thousand. Retained earnings available for dividends under Mexican law at December 31, 2000 and 1999 were $16.6 million and $3.8 million respectively. However, debt agreements place certain restrictions on the payment of dividends (see Note 6).

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

No shares of preferred stock have been issued as of December 31, 2000.

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

         The Company keeps a record of the amount of Phantom Stock Shares held by each participant. Each participant is credited with dollar amounts equal to dividends paid on issued and outstanding common stock, and such amounts accrue interest at the short-term money market rate published by Chase Manhattan Bank, N.A. The Plan provides that the number of Phantom Stock Shares awarded be determined by a committee of the Board of Directors charged with administering the Plan, and the aggregate number of Phantom Stock Shares awarded for any year shall in no event exceed 10% of the number of the Company's issued and outstanding common shares as of the end of such year. For the years ended December 31, 2000, 1999, and 1998, the Company recorded $462 thousand, $80 thousand, and $0, respectively, in expense under the Phantom Stock Plan.

         Transactions involving the plan are summarized as follows:

                                                 Phantom Stock Shares
                                                 -------------------
                                                   2000        1999

            Outstanding January 1                 28,892      30,980
            Granted
            Canceled
            Exercised                                         (2,088)
                                                  ------      ------

            Exercisable December 31               28,892      28,892
                                                  ======      ======

         During 2001, the Company plans to make a bonus distribution to its key executives of approximately $462 thousand, which will be represented by Phantom Stock Shares based on market values. The Phantom Stock distribution will be awarded based on the 2000 financial statements, after the compensation committee of the Board of Directors charged with administering the Plan, approves the distribution.

         The Company sponsors two 401(k) defined contribution plans. Participants in the plans may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 2000, and 1999, approximately $76 thousand and $87 thousand respectively, have been charged to expense in connection with the plans.


11.      GEOGRAPHIC INFORMATION

         The following enterprise wide information is provided in accordance with SFAS No. 131. The Company has 21 facilities in the U.S. and Mexico to serve its customers. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. No country, other than the United States, accounted for more than 3% of total sales in the periods presented. The United States accounted for 36.3% and 44.4% of total long-lived assets in 2000 and 1999, respectively. Mexico accounted for 55.6% and 63.7% of total long-lived assets in 2000 and 1999, respectively.

For major customer information, the Company's customers contributed various percentages aggregating up to 10% or more of consolidated sales for such customers identified in Note 12.

         Geographic net sales for the years ended December 31, were as follows:


                                         2000               1999              1998
                                               (In Thousands of U.S. Dollars)
                                    -----------------------------------------------------
United States                       $       168,743    $       155,640   $       124,885
Mexico                                        4,202              1,623             1,023
Canada                                        1,719              2,788             2,982
                                    ----------------   ----------------  ----------------
                                    $       174,664    $       160,051   $       128,890
                                    ================   ================  ================

         Geographic net property, plant and equipment by location as of December 31, were as follows:



                                          2000               1999
                                      (In Thousands of U.S. Dollars)
                                    -----------------------------------
United States                       $        24,470    $        19,220
Mexico                                       30,638             33,655
                                    ----------------   ----------------
                                    $        55,108    $        52,875
                                    ================   ================



12.   MAJOR CUSTOMERS

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

         Certain customers, all of which are located in the United States, accounted for at least 10% of the Company's total sales during the periods ended as follows:



       Customer            Products and Services                 2000    1999    1998
          A      Metal stamping of appliance products             19 %    (a)     (a)

          B      Metal stamping of automotive parts               12%     (a)     (a)

          C      Home appliance consumer products                 (a)     17%     21%



      (a) Did not exceed 10% of the Company's total sales during the period.

13.   RELATED PARTY TRANSACTIONS

      The Company leases the Torreon facilities to a related party. Lease income generated by the Company was approximately $211 thousand for each of the years ended December 31, 2000, 1999, and 1998.

      The Company leased two manufacturing facilities from companies that are owned by related parties.

Included in rent expense are rental payments under these leases of approximately $690 thousand, $540 thousand, and $917 thousand during the years ended December 31, 2000, 1999, and 1998, respectively.

      Elamex de Torreon, S.A. de C.V., a Mexican company owned by affiliates of Elamex, exclusively provides assembly services under the direction of Elamex to a customer of Elamex. Under a manufacturing contract between Elamex and the Mexican company, the Mexican company is required to submit its budget annually to the Board of Directors of Elamex for approval. For the years ended December 31, 2000, 1999, and 1998, the Mexican company had sales to Elamex of $2.4 million, $2.3 million, and $594 thousand, respectively. Elamex had a receivable from the Mexican company of $172 thousand and $116 thousand at December 31, 2000 and 1999, respectively.

      Prior to December 31, 1998, a U.S. corporation, owned by certain executives and senior management of the Company, exclusively provided professional services to Elamex. Under the service agreement, the U.S. Corporation was obligated to submit its annual budget to the Board of Directors of Elamex for approval. For the year ended December 31, 1998, this company provided services to Elamex for $3.1 million. During 1998, the Company formed a wholly owned subsidiary, Elamex Administration, Inc., a U.S. corporation. The function of the subsidiary was to replace the prior related party U.S. Corporation beginning January 1, 1999.

      The Company made payments to the Board of Directors of the Company in the amounts of approximately $390 thousand, $350 thousand, and $361 thousand for the years ended December 31, 2000, 1999, and 1998, respectively.

      The Company paid consulting fees, consisting of tax advice and tax return preparation, and other administrative services, of approximately $336 thousand, $230 thousand, and $192 thousand during the years ended December 31, 2000, 1999, and 1998, respectively, to companies which are related parties.

      The Company purchases insurance through an insurance broker that is a related party. Premiums paid were approximately $712 thousand, $677 thousand, and $410 thousand for the years ended December 31, 2000, 1999, and 1998, respectively.

      During 1998, the Company entered into an agreement with a related party whereby a total of $7.8 million would be loaned to the related party by the Company, bearing interest of 8.9%, for construction of a manufacturing facility in Ciudad Juarez, Chihuahua, Mexico. The note receivable was collateralized by the assets of the related party. Upon completion of the facility, the Company leased the facility from the related party. Rent expense for the years ended December 31, 2000 and 1999 related to the facility was $0 and $81 thousand, respectively. As of December 31, 1998, the balance on the note receivable was $6.2 million, and was paid in full on May 7, 1999.

      In December 1999, GE Mexico loaned the joint venture of the Company $2.3 million, to meet working capital needs, which was capitalized to equity on October 20, 2000 (see note 6).

      Included in trade accounts receivable at December 31, 2000 and 1999 are $3.1 million and $2.4 million respectively of trade accounts receivables from various entities affiliated with GE.

      Related party sales of $18.7 million and $3.9 million were made during 2000 and 1999 respectively to various companies and divisions of GE.

      During 2000, the Company entered into an agreement with a related party whereby a total of $7 million would be loaned to the related party by the Company, bearing interest of LIBOR plus 4.5%, for construction of a manufacturing facility in Ciudad Juarez, Chihuahua, Mexico. The note receivable is collateralized by the assets of the related party. Upon completion of the facility, the Company leased the facility from the related party.

Rent expense for the year ended December 31, 2000 related to the facility was $518 thousand. As of December 31, 2000, the balance on the note receivable was $7 million, which was repaid in its entirety on February 9, 2000.

      On June 20, 2000, a bank, which is a related party, loaned the joint venture $646 thousand in the form of a note payable due February 19, 2001, to meet working capital needs. This loan was repaid in full subsequent to December 31, 2000.


14.   COMMITMENTS AND CONTINGENCIES

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

         Seniority premiums to which employees are entitled upon retirement after 15 years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $103 thousand and $208 thousand as of December 31, 2000 and 1999, respectively, which fully accrues for these estimated seniority obligations. No significant seniority payments have been made through December 31, 2000.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         In thousands of U.S. dollars, except per share amounts:

                                                2000 Quarters                                     1999 Quarters
                              ------------------------------------------------   ------------------------------------------------
                                   1st          2nd         3rd          4th           1st          2nd         3rd         4th
Net sales                       $51,326      $46,693     $36,677      $39,968       $31,501      $32,195     $48,456     $47,899
Gross profit (loss)               2,576        1,316      (1,057)        (255)        2,918        3,460       4,224       4,187
Net (loss) income                  (509)      19,014        (958)        (166)(a)       455          802         343       2,736 (a)

Basic and diluted net (loss)
   income per common
   share                         $(0.07)      $ 2.77      $(0.14)      $(0.02)       $ 0.07       $ 0.12      $ 0.05      $ 0.40

(a) In the fourth quarter of 2000 and 1999, the Company reduced its previously recorded income tax provision by approximately $1.2 million and $759 thousand, respectively, upon finalization of the year end tax provision, primarily as a result of revisions to the previously estimated effective annual income tax rate for the year in 2000 and 1999 and as a result of a reduction in the previously provided deferred tax liabilities for 1999.

                                                      ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages, and positions of the Directors and executive officers of the Company as of December 31, 2000 are as follows:

NAME                           AGE           POSITION
-------------------------------------------------------------------------------------------------------------------
Eloy S. Vallina                63         Chairman of the Board of Directors
Jesus Alvarez-Morodo           54         Vice Chairman of the Board of Directors
Richard P. Spencer             57         President, Chief Executive Officer
Hector M. Raynal               47         Chief Operating Officer, Director
Daniel L. Johnson              54         Vice President-Finance and Chief Financial Officer, Director
Susan E. Mucha                 42         Vice President-Sales and Marketing
Jesus E. Vallina               52         Director
Eloy Vallina Garza             29         Director
Eduardo L. Gallegos            59         Director
Robert J. Whetten              58         Director
Antonio L. Elias               52         Director
Jerry W. Neely                 64         Director
Leon Reinhart                  58         Director
Federico Barrio                64         Director
Alfred J.V. Stanley            37         Director
Jose O. Garcia Mata            57         Statutory Auditor


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

RICHARD P. SPENCER

         Mr. Spencer joined the Company as President and Chief Executive Officer on February 1, 2001. Prior to his appointment, Mr. Spencer was President and Chief Executive Officer of Silver Eagle Refining Inc., with refineries located in western Wyoming and in Salt Lake City, Utah. He has served as President and Chief Executive Officer of two different regional banks, as the head of corporate lending in Mexico for Bank of America, as well as other executive positions with Bank of America, Citibank, and other business entities. He received an M.B.A. degree from Harvard University.

HECTOR M. RAYNAL

         Mr. Raynal has been President and Chief Executive Officer of Elamex from January 1995 until January 2001, when he assumed the position of Chief Operating Officer. In 1994 he was the General Director of Pondercel, S.A. de C.V., a pulp and paper manufacturer. From 1990 to 1994, Mr. Raynal directed the paper unit at Pondercel, and served as a Director, Vice President and Secretary of Pondercel's U.S. marketing subsidiary. Mr. Raynal has held various positions with Accel and Grupo Chihuahua since 1983. He received a B.S. and M.S. in Electrical Engineering and an M.B.A. degree, all from Stanford University.

DANIEL L. JOHNSON

         Mr. Johnson joined Elamex as Vice President and Chief Financial Officer in December of 1999. He has more than 29 years of experience with multinationals in the U.S. and in Latin America, including General Mills, Inc., Citibank and Continental Grain Company. He received his B.S. degree from Brigham Young University.

SUSAN E. MUCHA

         Ms. Mucha has been Vice President Sales and Marketing of Elamex since 1997. From 1995 to 1997 she was associated with Sparton Electronics Inc. as Director of Business Development and later as Director of Strategic Planning. Ms. Mucha has nearly 18 years of experience in the contract manufacturing industry, having held marketing and management positions at several contractors including Flextronics International, AVEX Electronics, Inc. and SCI Systems. She received a B.S. degree from the University of Florida and an M.A.S. degree from the University of Alabama in Huntsville.

JESUS E. VALLINA

         Mr. Vallina has been Director of Public Relations of Accel and its predecessor, Grupo Chihuahua, for the past 23 years. He is President of Constructora Inmobiliaria Las Americas, S.A. de C.V., and Director of Kleentex Corp. Mr. Vallina is a graduate of the University of Texas at El Paso, where he received a degree in Business Administration.

ELOY VALLINA GARZA

         Mr. Vallina is currently Vice President of Jeronimo Services, Inc. He is also a Director of Accel, Almacenadora, S.A., Silver Eagle Oil, Inc. and Copamex. Mr. Vallina is a graduate of the Universidad de Monterrey, where he received a B.A. in Business Administration.

EDUARDO L. GALLEGOS

         Mr. Gallegos has been with Accel and its predecessor, Grupo Chihuahua, for 32 years. He was President of Esvamex, S.A. de C.V. from 1985 to 2001 when he retired. He is a Director and Chairman of the Audit Committee of Accel, Almacenadora, S.A. and Elamex. Mr. Gallegos graduated as a Public Accountant from the Instituto Tecnologico y de Estudios Superiores de Monterrey, and has studied at the American Management Association, Stanford Executive Program, Advanced Management College and Instituto de Administracion Cientifica de las Empresas.

ROBERT J. WHETTEN

         Mr. Whetten has been a Director of Elamex since 1994. He served as President and Chief Executive Officer of Norwest Bank El Paso from 1991 until February 1996. Mr. Whetten has 20 years of banking experience in the United States and Latin America. He received a B.A. in Finance and a Master of Public Administration degree from Brigham Young University.

ANTONIO L. ELIAS

         Mr. Elias has been Senior Vice President, Advanced Projects Group, at Orbital Sciences Corporation ("OSC") since 1989. Mr. Elias joined OSC in 1986 as Chief Engineer, becoming Vice President of Engineering in 1988 and Corporate Vice President in 1989. From 1980 to 1986 he was Assistant Professor,

Aeronautics and Astronautics, at Massachusetts Institute of Technology. Mr. Elias obtained a B.S., M.S., E.A.A. and Ph.D. in Aeronautics and Astronautics from Massachusetts Institute of Technology.

JERRY W. NEELY

         Mr. Neely is Director and Chairman of the Executive Committee of Smith International, Inc. Mr. Neely retired as President/Chairman CEO in 1988. He held several positions at Smith International, Inc. from 1966 to 1988. He serves on the Boards of Norris Cancer Hospital and All Coast Forest Products, is a Trustee of the University of Southern California, Past Chairman of Petroleum Equipment Supplies Association and Past Chairman of The Young Presidents Organization. Mr. Neely received a B.S. degree in Industrial Management/Business Administration from the University of Southern California.

LEON REINHART

         Mr. Reinhart is President and CEO of First National Bank of San Diego. He has more than 30 years of banking experience including various senior capacities with Citibank, in the United States, Latin America and the Middle East.

FEDERICO BARRIO

         Mr. Barrio was Vice Chairman of the Board of Elamex and its predecessor companies, or has held the functionally equivalent position, for 25 years and was a founding stockholder of the Elamex business. He is a partner in Constructora Lintel, a major developer of industrial and commercial buildings in Ciudad Juarez, and he has been Constructora Lintel's President since 1983. He has also been an Advisory Director of Wells Fargo El Paso since 1991. He has a B.S. in Industrial Engineering from the Instituto Tecnologico de Chihuahua and an M.B.A. degree from the Universidad de Chihuahua. Mr. Barrio was former Dean of Instituto Tecnologico de Ciudad Juarez and has 29 years of experience in industrial development and general contracting.

ALFRED J.V. STANLEY

         Mr. Alfred Stanley began his career with Amoco Canada as a Plant Engineer in Northern Alberta. He then joined Woodbridge Foam as a Processes Engineer and then as Manufacturing Manager. After Business School he worked as a strategy and operations consultant for Symmetrix, a technology consulting firm. He joined GE's Corporate Initiatives Group in 1997 as a Manager of Strategic Initiatives focusing on information technology. In 1998, he moved to GE Lighting as General Manager of Distribution. In 1999, became General Manager on Six Sigma Worldwide for Lighting. He assumed the role as Chairman of the Board and CEO of GE International Mexico at the beginning of 2000. Mr. Stanley is a Metallurgical Engineer from Queen's University and received an M.B.A. degree from Harvard University.

JOSE O. GARCIA MATA

         Mr. Garcia Mata has been a partner with Deloitte & Touche - Mexico since 1981, where he currently serves as National Director of Accounting and Auditing. Mr. Garcia Mata is a U.S. Certified Public Accountant and holds a baccalaureate degree in Business Administration from Woodbury University in Los Angeles. He functions as a Statutory Auditor, which is a non-voting position, as stipulated by Mexican regulations.

ITEM 11. EXECUTIVE COMPENSATION.

         During the year ended December 31, 2000, Elamex paid, an aggregate of $1.3 million to all of its directors and officers as a group for services in all capacities and an additional $250 thousand in respect of a discretionary compensation plan. During such year, the Company, set aside or accrued an aggregate of $18 thousand to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S.-based officers and Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


NAME AND ADDRESS OF                      AMOUNT OF SHARES      PERCENT OF
BENEFICIAL OWNER                              OWNED               TOTAL
-------------------                      ----------------      ----------

Accel, S. A. de C. V.(1)                    4,051,300             59.0%
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico

Fidelity Management                           686,000              9.9%
and Research, Corp.
82 Devonshire Street
Boston, MA 02109  USA

General Electric Company                      570,000              8.3%
3135 Easton Turnpike
Fairfield, CT 06431-0001  USA


(1) Mr. Vallina directly owns 130,862,957 shares, or approximately 37.7%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 81,402,935 shares, or approximately 23.4%, of the outstanding voting common stock of Accel. Accel, in turn, owns approximately 59.0% of the outstanding common stock of Elamex.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Hector Raynal is an executive officer of Elamex de Torreon, S.A. de C.V. Transactions with Elamex de Torreon and the Company are described in "Notes: Related Party Transactions."

         Eloy Vallina has an equity interest in Esvamex, S.A. de C.V. ("Esvamex"). Esvamex provided consulting services to Elamex further described in "Notes: Related Party Transactions."

         Federico Barrio has an equity interest and is an executive officer of Constructora Lintel, S.A. de C.V. ("Lintel"). The Company made lease payments to Lintel in the aggregate amount of $172 during 2000 as described in "Notes:
Related Party Transactions."

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

                                     PART IV

ITEM 14.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

a)       Financial Statements

         (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 are filed in Item 8 of this report.

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

10.10    Lease of Elamex de Nuevo Laredo Plant. *

10.12    Executive Phantom Stock Plan. *

21       Subsidiaries of the Registrant. *

      * Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768


c)       Reports on Form 8-K

         The Company filed seven reports on Form 8-K during the years ended December 31, 2000 and 1999.

         i) On November 13, 2000, Elamex filed a current report on Form 8-K regarding a restatement of its results for the quarters ended June 30, 2000, and March 31, 2000.

         ii) On June 6, 2000, Elamex filed a current report on Form 8-K reporting the closing of the sale of its contract electronics manufacturing services (EMS) operation.

         iii) On July 27, 1999, the Company filed a Form 8-K reporting the acquisition of Precision Tool, Die, and Machine Company.

         iv) On October 8, 1999, the Company filed a Form 8-K Amendment ("Amendment No. 1") to the original 8-K filed with the Commission on July 27, 1999. The amendment was filed to provide the financial statements of Precision not existing in the original Form 8-K.

         v) On April 30, 1999, the Company filed a Form 8-K reporting a Change in Registrant's Certifying Accountant.

         vi) On May 17, 1999, the Company filed a Form 8-K Amendment ("Amendment No. 1") to the original 8-K filed with the Commission on April 30, 1999. The amendment was filed to incorporate exhibits not existing in the original Form 8-K.

         vii) On May 24, 1999, the Company filed a Form 8-K Amendment ("Amendment No. 2") to the original 8-K filed with the Commission on April 30, 1999. This amendment was filed to amend Exhibit 16 (Letter re Change in Auditors) filed originally on Form 8-K Amendment No. 1 on May 17, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ELAMEX, S.A. DE C.V.

March 30, 2001                       By: /s/ Richard P. Spencer
--------------                          ---------------------------------------
Date                                     Richard P. Spencer, President and
                                         Chief Executive Officer

March 30, 2001                       By: /s/ Daniel L. Johnson
--------------                          ---------------------------------------
Date Daniel L. Johnson, Vice-President Finance, Chief Financial Officer, Secretary and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2001                       By: /s/ Eloy S. Vallina
--------------                          ---------------------------------------
Date                                     Eloy S. Vallina, Chairman of the
                                         Board of Directors


March 30, 2001                       By: /s/ Jesus Alvarez-Morodo,
--------------                          ---------------------------------------
Date                                     Jesus Alvarez-Morodo,
                                         Vice Chairman of the Board of Directors


March 30, 2001                       By: /s/ Richard P. Spencer
--------------                          ---------------------------------------
Date                                     Richard P. Spencer, President and
                                         Chief Executive
                                         (Principal Executive Officer)

March 30, 2001                       By: /s/ Hector M. Raynal
--------------                          ---------------------------------------
Date                                     Hector M. Raynal, Chief Operating
                                         Officer, and Director

March 30, 2001                       By: /s/ Federico Barrio
--------------                          ---------------------------------------
Date                                     Federico Barrio, Director


March 30, 2001                       By: /s/ Jesus E. Vallina
--------------                          ---------------------------------------
Date                                     Jesus E. Vallina, Director


March 30, 2001                       By: /s/ Eloy Vallina Garza
--------------                          ---------------------------------------
Date                                     Eloy Vallina Garza, Director


March 30, 2001                       By: /s/ Eduardo L. Gallegos
--------------                          ---------------------------------------
Date                                     Eduardo L. Gallegos, Director

March 30, 2001                       By: /s/ Antonio L. Elias
--------------                          ---------------------------------------
Date                                     Antonio L. Elias, Director

March 30, 2001                       By: /s/ Jerry W. Neely
--------------                          ---------------------------------------
Date                                     Jerry W. Neely, Director


March 30, 2001                       By: /s/ Leon Reinhart
--------------                          ---------------------------------------
Date                                     Leon Reinhart, Director


March 30, 2001                       By: /s/ Alfred J. V. Stanley
--------------                          ---------------------------------------
Date                                     Alfred J. V. Stanley, Director


March 30, 2001                       By: /s/ Robert J. Whetten
--------------                          ---------------------------------------
Date                                     Robert J. Whetten, Director