Form 10-Q
period 2001-03-30
ELAMEX SA DE CV
filed 2001-05-14
CIK 1009302

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: March 30, 2001

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

                                 Yes |X| No |_|

  The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 15, 2001 was: 6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Unaudited Consolidated Condensed Balance Sheets as
               of March 30, 2001 and December 31, 2000 ...................     3

               Unaudited Consolidated Condensed Statements of
               Operations and Comprehensive Loss for the Thirteen
               Weeks ended March 30, 2001 and March 31, 2000 .............     4

               Unaudited Consolidated Condensed Statements of
               Cash Flows for the Thirteen Weeks ended March 30,
               2001 and March 31, 2000 ...................................     5

               Notes to Unaudited Consolidated Condensed Financial
               Statements ................................................     6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................     8

      Item 3.  Qualitative and Quantitative Disclosures about
               Market Risk ...............................................    10

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings .........................................    11

      Item 2.  Changes in Securities and use of Proceeds .................    11

      Item 3.  Defaults upon Senior Securities ...........................    11

      Item 4.  Submission of Matters to a Vote of Security
               Holders ...................................................    11

      Item 5.  Other Information .........................................    11

      Item 6.  Exhibits and Reports on Form 8-K ..........................    11

SIGNATURES ...............................................................    12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                         (In Thousands of U. S. Dollars)
                                   (Unaudited)

                                                                             March 30, 2001   December 31, 2000
                                                                             --------------   -----------------
Assets
Current assets:
     Cash and cash equivalents                                                  $  24,238         $  24,357
     Receivables:
        Trade accounts, net                                                        27,634            24,247
        Other receivables, net                                                      6,209             4,354
        Related party note receivable                                                  --             7,000
                                                                                ---------         ---------
        Total receivables                                                          33,843            35,601

     Investment securities                                                          1,327             1,945
     Inventories, net                                                               9,463             9,607
     Refundable income taxes                                                        3,429             3,301
     Prepaid expenses                                                               1,082             1,701
     Deferred income taxes                                                            263               263
                                                                                ---------         ---------
        Total current assets                                                       73,645            76,775

Property, plant and equipment, net                                                 52,804            55,108
Goodwill, net                                                                       9,358             9,452
Other assets, net                                                                   1,023             1,033
                                                                                ---------         ---------
                                                                                $ 136,830         $ 142,368
                                                                                =========         =========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $  18,991         $  21,008
     Accrued expenses                                                              12,946             6,387
     Notes payable and current portion of long-term debt                            4,404             5,424
     Taxes payable                                                                  2,262             1,848
                                                                                ---------         ---------
        Total current liabilities                                                  38,603            34,667
Long-term debt, excluding current portion                                          27,181            24,307
Other liabilities                                                                     108               103
Deferred income taxes                                                               1,188             2,045
                                                                                ---------         ---------
        Total liabilities                                                          67,080            61,122

Commitments and contingencies                                                          --                --
Minority Interest                                                                  (3,947)              474
Stockholders' equity:
     Preferred stock, authorized 50,000 shares, none issued or outstanding
     Common stock, 22,400,000 authorized, 7,400,000 shares issued and
     6,866,100 outstanding                                                         35,060            35,060
     Retained earnings                                                             41,219            48,267
     Treasury stock                                                                (2,518)           (2,518)
     Accumulated other comprehensive loss, net of tax                                 (64)              (37)
                                                                                ---------         ---------
        Total stockholders' equity                                                 73,697            80,772
                                                                                ---------         ---------
                                                                                $ 136,830         $ 142,368
                                                                                =========         =========

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
     Consolidated Condensed Statements of Operations and Comprehensive Loss
                         (In Thousand of U. S. Dollars)
                                   (Unaudited)

                                                                                   13 Weeks ended
                                                                           -------------------------------
                                                                           March 30, 2001   March 31, 2000
                                                                           -------------------------------
Net sales                                                                   $    35,757       $    51,326
Cost of sales                                                                    37,048            48,750
                                                                            -----------       -----------

      Gross (loss) profit                                                        (1,291)            2,576
                                                                            -----------       -----------
Operating expenses:
    General and administrative                                                    3,351             2,729
    Selling                                                                         513               525
    Restructuring charges                                                         9,249                --
                                                                            -----------       -----------
      Total operating expenses                                                   13,113             3,254
                                                                            -----------       -----------

      Operating loss                                                            (14,404)             (678)
                                                                            -----------       -----------
Other income (expense):
    Interest income                                                                 485               112
    Interest expense                                                               (634)             (958)
    Other, net                                                                     (138)              429
    Gain on sale of subsidiaries                                                  2,368                --
                                                                            -----------       -----------
      Total other income (expense)                                                2,081              (417)
                                                                            -----------       -----------
      Loss before income taxes and minority interest                            (12,323)           (1,093)

    Income tax benefit                                                             (854)             (220)
                                                                            -----------       -----------

    Loss before minority interest                                               (11,469)             (875)

    Minority interest                                                             4,421               366
                                                                            -----------       -----------
      Net loss                                                              $    (7,048)      $      (509)
                                                                            ===========       ===========

    Other comprehensive loss, net of income tax benefit of $14                      (27)               --
                                                                            -----------       -----------
      Comprehensive loss                                                    $    (7,075)      $      (509)
                                                                            ===========       ===========

    Net loss per share, basic and diluted                                   $     (1.03)      $     (0.07)
      Shares used to compute net loss per share, basic and diluted            6,866,100         6,866,100
                                                                            ===========       ===========

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                         (In Thousands of U. S. Dollars)
                                   (Unaudited)

                                                                         Thirteen Weeks ended  Thirteen Weeks ended
                                                                            March 30, 2001         March 31, 2000
                                                                         --------------------  --------------------
Cash flows from operating activities:
   Net loss                                                                    $ (7,048)               $  (509)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                1,277                  1,750
     Provision for doubtful trade accounts receivable                               650                     --
     Provision for excess and obsolete inventory                                  1,024
     Gain on sale of subsidiaries                                                (2,368)                    --
     Minority interest in loss of consolidated subsidiaries                      (4,421)                  (365)
     Deferred income tax benefit                                                   (857)                  (740)
     Loss on disposal - impairment of equipment                                   2,428                     --
     Change in operating assets and liabilities, net of effects of disposition:
        Trade accounts receivable                                                (4,037)                (1,429)
        Other receivables                                                           513                   (214)
        Inventories                                                                (880)                 2,063
        Refundable income taxes                                                    (128)                  (341)
        Prepaid expenses                                                            619                   (354)
        Other assets                                                                 79                    (49)
        Accounts payable                                                         (2,017)                 1,516
        Accrued expenses                                                          6,557                  2,406
        Taxes payable                                                               414                    726
        Other liabilities                                                             5                    (17)
                                                                               --------                -------
                Net cash (used in) provided by operating activities              (8,190)                 4,443
                                                                               --------                -------

Cash flows from investing activities:
     Proceeds from sale of investment securities                                    618                     --
     Purchase of property, plant and equipment                                   (1,401)                (4,894)
     Related party note receivable                                                7,000                     --
                                                                               --------                -------
                Net cash provided by (used in) investing activities               6,217                 (4,894)
                                                                               --------                -------

Cash flows from financing activities:
     Proceeds from  notes payable and long term debt                              6,328                  2,318
     Payments of notes payable and long term debt                                (4,474)                    --
     Principal repayments of capital lease obligations                               --                   (114)
                                                                               --------                -------
                Net cash provided by financing activities                         1,854                  2,204
                                                                               --------                -------

Net  (decrease) increase in cash and cash equivalents                              (119)                 1,753

Cash and cash equivalents, beginning of period                                   24,357                  7,164
                                                                               --------                -------

Cash and cash equivalents, end of period                                       $ 24,238                $ 8,917
                                                                               ========                =======

See Notes to Unaudited Consolidated Condensed Financial Statements

                      Elamex S.A. de C.V. and Subsidiaries
       Notes to the Unaudited Consolidated Condensed Financial Statements
                         (In Thousands of U. S. Dollars)

(1) General

      The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 annual report on Form 10-K.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 30, 2001, the results of operations and cash flows for the thirteen weeks ended March 30, 2001 and March 31, 2000. The consolidated condensed balance sheet as of December 31, 2000 is derived from the December 31, 2000 audited consolidated financial statements. The results of operations for the thirteen weeks ended March 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) Restructuring charges and other matters

During the first quarter of 2001 the Company initiated a process of restructuring its business model, to eliminate non-productive assets and business lines.

During the first quarter the Company recorded $9.2 million in restructuring charges, which included the following:

o The Company incurred restructuring charges in connection with closing of the Juarez plant which is part of the Company's joint venture with GE. The exit costs associated with the plant closing amounted to $5.6 million. The phase-out of the facility is expected to be completed in the second quarter of 2001. The charge includes $3.5 million in write-offs of plant and equipment, $589 thousand for costs to be incurred on lease obligations subsequent to closing, $242 thousand for severance arising from the elimination of 8 positions, and $1.3 million for certain other expenses associated with the closing of the plant. The Company expects to incur and record approximately $2 million for additional severance payments and other costs of operations in subsequent periods.

o The Company recorded an impairment charge of $2.4 million for disposition of assets, primarily related to the JD Edward's computer system installation costs made in 1998. Due to the Company's exit from certain manufacturing operations, the business structure does not require the full utilization of the JD Edward's system.

o The Company recorded charges of $1.2 million for severance costs resulting from the elimination of 36 positions at Corporate headquarters and 11 positions at manufacturing units of the Company.

Restructuring charges totalling $980 thousand are included in accrued liabilities as of march 31, 2001. In addition the Company increased the allowance for obsolete inventories in the joint venture with GE for $1.0 million as a result of the plant closing. This reserve was classified as cost of sales on the accompanying consolidated statement of operations. The Company also increased the allowance for bad debt for $650 thousand primarily as a result of the termination of three contracts.

(3) Inventories

Inventories consist of the following:

                                                  March 30, 2001     December 31, 2000
                                                  --------------     -----------------
Raw materials                                        $  6,425             $ 6,149
Work-in-process                                         1,403               1,111
Finished goods                                          2,810               2,535
                                                     --------             -------
                                                       10,638               9,795

Reserve for excess and obsolete inventory              (1,175)               (188)
                                                     --------             -------

                                                     $  9,463             $ 9,607
                                                     ========             =======

(5) Foreign Currency Translation

      Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange loss of $77 thousand and $88 thousand for the thirteen weeks ended March 30, 2001, and March 31, 2000 respectively.

      Assets and liabilities denominated in pesos are summarized as follows in thousands U. S. dollars:

                                                          March 30, 2001     December 31, 2000
                                                          --------------     -----------------
            Cash and cash equivalents                         $   498             $   411
            Other receivables                                   2,645               2,366
            Prepaid expenses                                    3,250               3,040
            Other assets, net                                      31                 695
            Accounts payable                                   (1,227)             (1,330)
            Accrued expenses and other liabilities             (3,676)             (2,635)
                                                              -------             -------

            Net non-U.S. currency position                    $ 1,521             $ 2,547
                                                              =======             =======

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

      In accordance with SFAS 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirteen weeks ended March 30, 2001 of approximately 7%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S. In addition, the Company has established a valuation allowance to offset the tax benefit associated with Optimag's tax loss carryforwards in the U.S., as realization of these benefits are not considered more likely than not at this time.

(7) Earnings per Share

      Basic and diluted net loss per common share ("EPS") for the thirteen weeks ended March 30, 2001 and March 31, 2000 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen week periods ended March 30, 2001 and March 31, 2000 were 6,866,100. The Company has no dilutive securities.

(8) New Accounting Pronouncement

      In June 1998, the financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 133, "Accounting for Derivative instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption has no significant impact on the Company's Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

      The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             Percentage of Net Sales
                                   (unaudited)

                                                                   Thirteen-Weeks Ended
                                                                  ------------------------
                                                                  March 31,      March 31,
                                                                    2000           2000
            Net sales ...........................................    100%           100%
            Cost of sales .......................................    104%            95%
            Gross (loss) profit .................................     (4)%            5%
            Selling, general and administrative expenses ........     11%           5.3%
            Restructuring charges ...............................     26%            --
            Operating loss ......................................    (40)%         (1.3)%
            Other income (loss) .................................      6%          (0.8)%
            Loss before income taxes and minority interest ......    (34)%         (2.1)%
            Income tax benefit ..................................     (2)%         (0.4)%
            Loss before minority interest .......................    (32)%         (1.7)%
            Minority interest ...................................     12%           0.7%
            Net loss ............................................    (20)%         (1.0)%

Net sales

      Net sales for the thirteen weeks ended March 30, 2001 decreased 30.3% to $35.8 million from $51.3 million for the comparable period in 2000. The decrease of $15.6 million was primarily due to the sale of the electronic manufacturing services (EMS) operation during the second quarter of 2000. The sales of the EMS operations were $17 million for the first quarter of 2000. This decrease was partially offset by an increase in sales of our assembly operations of $3.3 million and a decrease in the sales in our joint venture with GE of 1.5 million.

Gross (loss) profit

      Gross profit decreased 150% to a loss of 1.3 million or (4%) of sales for the thirteen weeks ended March 30, 2001, as compared to a gross profit of $2.6 million or 5% as percentage of sales for the same period of the prior year. This decrease in gross margin was primarily due to an increase of gross loss of our Qualcore operation of $2.2 million from which $1.0 million was related to the increase of allowance for obsolete inventories due to the plant closing. And to a decrease of gross profit in our assembly and Kentucky operations of $0.8 million and $0.7 million respectively.

Operating expenses

      Operating expenses increased 303% to $13.1 million for the thirteen weeks ended March 30, 2001, compared to $3.3 million for the same period of prior year. The increase is mainly due to the restructuring charges of $9.2 million recorded during the first quarter, the restructuring charges are as follows:

o The Company incurred restructuring charges in connection with closing of the Juarez plant which is part of the Company's joint venture with GE. The exit costs associated with the plant closing amounted to $5.6 million. The phase-out of the facility is expected to be completed in the second quarter of 2001. The charge includes $3.5 million in write-offs of plant and equipment, $589 thousand for costs to be incurred on lease obligations subsequent to closing, $242 thousand for severance arising from the elimination of 8 positions, and $1.3 million for certain other expenses associated with the closing of the plant. The Company expects to incur and record approximately $2 million for additional severance payments and other costs of operations in subsequent periods.

o The Company recorded an impairment charge of $2.4 million for disposition of assets, primarily related to the JD Edward's computer system installation costs made in 1998. Due to the Company's exit from certain manufacturing operations, the business structure does not require the full utilization of the JD Edward's system.

o The Company recorded charges of $1.2 million for severance costs resulting from the elimination of 36 positions at Corporate headquarters and 11 positions at manufacturing units of the Company.

General and administrative expenses increased primarily due to increase in the allowance for bad debt for $650 thousand primarily as a result of the termination of three contracts.

Other income

      Other income of $2.1 million for the first quarter of 2001 represents an increase of $2.5 million from the $416 thousand loss reported for the same period of prior year. The increase of $2.5 million reflects the recognition of $2.4 million from the final Optimag earn-out and the reduction in net interest expense of $700 thousand, offset by $600 thousand related to a gain on the sale of securities and other income recorded in the first quarter of 2000.

Taxes

      The tax liability for the thirteen week period ended March 30, 2001 is based on our calculation of the tax liability for the complete year. Factors affecting these numbers include Company results, inflation, and exchange rates. Based on our calculations, we are expecting an effective tax rate of 7% for the full year.

Net loss and earnings per share

      Net loss for the first quarter of 2001 was $7.1 million dollars compares to the $509 thousand net loss for the first quarter of 2000. Basic and diluted net loss per common share for the first quarter 2001 was $1.03 loss per share, which compares with $0.07 loss per share for the same period of the prior year.

Liquidity and Capital Resources

      The Company's working capital (defined as current assets minus current liabilities) as of March 30, 2001 decreased by $7.1 million from December 31, 2000. Primarily due to an increase in accrued expenses of $6.5 million and a decrease in related party receivable of $7 million, partially offset by an increase of trade and other receivables of $3.4 million and $1.8 million, respectively and decrease in accounts payable of $2 million.

      During the first quarter of 2001 the Company's joint venture entered into a 9.2 million unsecured note agreement with a bank at LIBOR plus 0.875% to 1.875%, calculated semi-annually. Principal and interest under the note agreement are due in semi-annual installments through December 2006. The proceeds from the note were used on February 16, 2001 to refinance approximately $3 million of short term notes payable, and $646 thousand of a bridge loan on March 5, 2001, and accordingly, those short-term amounts along with a $3 million unsecured subordinated note have been classified as long-term debt at both December 31, 2000 and March 30, 2001.

      The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments, or advances in other companies, limit the incurrence of debt and require the Company to maintain certain financial ratios and insurance coverage. As of March 30, 2001 the Company was in compliance with the above restrictions, requirements and covenants.

      During the first quarter of 2001, the Company invested $1.4 million in Property, Plant & Equipment. These investments were primarily to complete the installation of our new plant in Celaya in the amount of $741 thousand and also additions in our Kentucky operation, primarily related to the installation of a new plant.

New Accounting Pronouncement

      In June 1998, the financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 133, "Accounting for Derivative instruments and Hedging Activities" as amended ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption has no significant impact on the Company's Consolidated Financial Statements.

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

      Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $31.6 million at March 30, 2001, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $316 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

      Not applicable

Exhibit
Number                               Description
-------                              -----------

   3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file
 No. 333-01768

  27        Financial Data Schedule

  (a)       Reports on Form 8-K

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Ciudad Juarez, Chihuahua, Mexico.

                                                  ELAMEX, S.A. de C.V.

Date: May 14, 2001                     By:       /S/ Richard P. Spencer
                                          --------------------------------------
                                           President and Chief Executive Officer
                                                (Duly Authorized Officer)

Date: May 14, 2001                     By:       /S/ Daniel L. Johnson
                                          --------------------------------------
                                                   Daniel L. Johnson
                                              Vice-President of Finance and
                                                 Chief Financial Officer