Form 10-Q
period 2001-06-29
ELAMEX SA DE CV
filed 2001-08-13
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the quarterly period ended: June 29, 2001
                                      -------------

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

                                Yes     No
                                    ---    ---

     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 13, 2001 was:
                                    6,866,100

================================================================================

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                Page No.

         PART I.     FINANCIAL INFORMATION

           Item 1.         Financial Statements Unaudited Consolidated Condensed Balance Sheets as of
                           June 29, 2001 and  December 31,  2000 ....................................................3


                           Unaudited  Consolidated Condensed Statements of Operations and Comprehensive
                           Loss for the Thirteen and Twenty-six Weeks ended June 29, 2001 and June 30, 2000..........4



                           Unaudited Consolidated Condensed Statements of Cash Flows for the Twenty-six  Weeks
                           ended June 29, 2001 and June 30, 2000.....................................................5



                           Notes to Unaudited Consolidated Condensed Financial Statements............................6



              Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....8



              Item 3.      Qualitative and Quantitative Disclosures about Market Risk...............................11


        PART II.     OTHER INFORMATION

              Item 1.      Legal Proceedings........................................................................12

              Item 2.      Changes in Securities and use of Proceeds................................................12

              Item 3.      Defaults upon Senior Securities..........................................................12

              Item 4.      Submission of Matters to a Vote of Security Holders......................................12

              Item 5.      Other Information........................................................................12

              Item 6.      Exhibits and Reports on Form 8-K.........................................................12



        SIGNATURES.            .....................................................................................13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         (IN THOUSANDS OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                             June 29, 2001            December 31,2000
                                                                         ----------------------  --------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $              25,955              $       24,357
     Receivables
        Trade accounts, net                                                             23,124                      24,247
        Other receivables                                                                4,599                       4,354
       Related party note receivable                                                         -                       7,000
                                                                         ----------------------  --------------------------
       Total receivables, net                                                           27,723                      35,601

     Investment security                                                                     -                       1,945
     Inventories, net                                                                    6,245                       9,607
     Refundable income taxes                                                             3,301                       3,301
     Prepaid expenses                                                                    2,230                       1,701
     Deferred income taxes                                                                 675                         263
                                                                         ----------------------  --------------------------
       Total current assets                                                             66,023                      76,775

Property, plant and equipment, net                                                      49,370                      55,108
Goodwill, net of accumulated amortization                                                9,229                       9,452
Other assets, net                                                                          746                       1,033
                                                                         ----------------------  --------------------------
                                                                                 $     125,368              $      142,368
                                                                         ======================  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $      15,469              $       21,008
     Accrued expenses                                                                    5,924                       6,387
     Notes payable and current portion of long-term debt                                 1,932                       5,424
     Taxes payable                                                                       2,547                       1,848
                                                                         ----------------------  --------------------------
       Total current liabilities                                                        25,872                      34,667

Long-term debt, excluding current portion                                               33,344                      24,307
Other liabilities                                                                          100                         103
Deferred income taxes                                                                       24                       2,045
                                                                         ----------------------  --------------------------
       Total liabilities                                                                59,340                      61,122

Commitments and contingencies                                                                -                           -

Minority Interest                                                                      (5,811)                         474

Stockholders' equity:
     Preferred stock, authorized 50,000 shares, none issued or outstanding
     Common stock, 22,400,000 authorized, 7,400,000
     Shares issued and 6,866,100 outstanding                                            35,060                      35,060
     Retained earnings                                                                  39,676                      48,267
     Treasury stock                                                                    (2,518)                     (2,518)
     Accumulated other comprehensive loss, net of tax                                    (379)                        (37)
                                                                         ----------------------  --------------------------
       Total stockholders' equity                                                       71,839                      80,772
                                                                         ----------------------  --------------------------
                                                                                 $     125,368             $       142,368
                                                                         ======================  ==========================
See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                         (IN THOUSAND OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                  13 Weeks ended                    26 Weeks ended
                                                          -------------------------------  -------------------------------
                                                          June 29, 2001   June 30, 2000      June 29, 2001   June 30, 2000

                                                          -------------------------------  -------------------------------

Net sales                                                 $      36,165   $       46,693   $     71,922   $     98,019
Cost of sales                                                    36,028           45,377         73,076         94,127
                                                          --------------  ---------------  -------------  -------------

        Gross profit (loss)                                         137            1,316        (1,154)          3,892
                                                          --------------  ---------------  -------------  -------------

Operating expenses:
     General and administrative                                   2,430            4,368          5,782          7,096
     Selling                                                        330              467            843            992
     Restructuring charges                                        2,477                -         11,726              -
                                                          --------------  ---------------  -------------  -------------
        Total operating expenses                                  5,237            4,835         18,351          8,088
                                                          --------------  ---------------  -------------  -------------

        Operating loss                                           (5,100)          (3,519)       (19,505)        (4,196)
                                                          --------------  ---------------  -------------  -------------

Other income (expense):
     Interest income                                                425              451            910            563
     Interest expense                                              (674)            (705)        (1,308)        (1,663)
     Other, net                                                     402              470            264            899
     Gain on sale of subsidiaries                                   244           20,535          2,612         20,535
                                                          --------------  ---------------  -------------  -------------
        Total other income                                          397           20,751          2,478         20,334
                                                          --------------  ---------------  -------------  -------------

        (Loss) income before income taxes and minority
        interest                                                (4,703)           17,232       (17,027)         16,138

     Income tax benefit                                         (1,297)          (1,210)        (2,151)        (1,430)
                                                          --------------  ---------------  -------------  -------------

     (Loss) income before minority interest                     (3,406)           18,442       (14,876)         17,568

     Minority interest                                            1,863              572          6,285            937
                                                          --------------  ---------------  -------------  -------------

        Net (loss) income                                       (1,543)           19,014        (8,591)         18,505

     Other comprehensive loss, net of income tax benefit
     of $170 and $184 for the thirteen and twenty-six weeks ended
     June 29, 2001 respectively                                   (315)                -          (342)              -


                                                          --------------  ---------------  -------------  -------------
     Comprehensive (loss) income                          $     (1,858)   $       19,014   $    (8,933)   $     18,505
                                                          ==============  ===============  =============  =============

     Net (loss) income per share, basic and diluted       $      (0.22)   $         2.77   $     (1.25)   $       2.70
     Shares used to compute net loss per share, basic
     and diluted                                              6,866,100        6,866,100      6,866,100      6,866,100
                                                          ==============  ===============  =============  =============


See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                                                 26 Weeks ended
                                                                                    June 29, 2001          June 30, 2000
                                                                                ----------------------  --------------------
Cash flows from operating activities:
   Net (loss) income                                                                    $      (8,591)         $     18,505
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                              2,518                 3,052
     Provision for doubtful trade accounts receivable                                           1,364                     -
     Provision for excess and obsolete inventory                                                1,034                     -
     Gain on sale of subsidiaries                                                             (2,299)              (20,535)
     Minority interest in loss of consolidated subsidiaries                                   (6,285)                 (937)
     Deferred income tax benefit                                                              (2,433)               (3,720)
     Loss on disposal-impairment of property, plant and equipment                               5,733                    -
     Change in operating assets and liabilities, net of effects from sale of EMS operation for 2000:
        Trade accounts receivable                                                               (241)                 (646)
        Other receivables                                                                       (245)               (2,044)
        Inventories                                                                             2,328                 1,784
        Refundable income taxes                                                                   106                 1,085
        Prepaid expenses                                                                        (529)               (4,000)
        Other assets                                                                             (55)                  (35)
        Accounts payable                                                                      (5,539)                 5,527
        Accrued expenses                                                                        (463)                   194
        Taxes payable                                                                             699                    71
        Other liabilities                                                                         (3)                  (67)
                                                                                ----------------------  --------------------
                Net cash used in operating activities                                        (12,901)               (1,766)
                                                                                ----------------------  --------------------

Cash flows from investing activities:
     Proceeds from sale of investment security                                                  1,945                    -
     Purchase of property, plant and equipment                                                (2,290)              (6,360)
     Proceeds from sale of subsidiaries                                                         2,299               51,147
     Related party note receivable                                                              7,000                    -
                                                                                ----------------------  --------------------
                Net cash provided by investing activities                                       8,954               44,787
                                                                                ----------------------  --------------------
Cash flows from financing activities:
     Proceeds from  notes payable and long term debt                                           14,423                3,801
     Payments of notes payable and long term debt                                             (8,878)              (7,802)
     Principal repayments of capital lease obligations                                              -                (153)
                                                                                ----------------------  --------------------
                Net cash provided by (used in) financing activities                             5,545              (4,154)
                                                                                ----------------------  --------------------

Net  increase in cash and cash equivalents                                                      1,598              38,867

Cash and cash equivalents, beginning of period                                                 24,357               7,164
                                                                                ----------------------  --------------------

Cash and cash equivalents, end of period                                                $      25,955          $   46,031
                                                                                ======================  ====================

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of June 29, 2001and June 30, 2000, the results of operations and cash flows for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000. The consolidated condensed balance sheet as of December 31, 2000 is derived from the December 31, 2000 audited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended June 29, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) RESTRUCTURING CHARGES AND OTHER MATTERS

During the first quarter of 2001 the Company initiated a process of restructuring its business model, to eliminate non-productive assets and business lines, and the Company recognized restructuring charges during both first and second quarter.

During the first quarter the Company recorded $9.2 million in restructuring charges, which included the following:

o The Company incurred restructuring charges in connection with closing of the Juarez plant which is part of the Company's joint venture with GE. The exit costs associated with the plant closing amounted to $5.6 million. The charge includes $3.5 million in write-offs of plant and equipment, $589 thousand for costs to be incurred on lease obligations subsequent to closing, $242 thousand for severance arising from the elimination of 8 positions, and $1.3 million for certain other expenses associated with the closing of the plant.
o The Company recorded an impairment charge of $2.4 million for disposition of assets, primarily related to the JD Edward's computer system installation costs incurred in 1998. Due to the Company's exit from certain manufacturing operations, the business structure does not require the full utilization of the JD Edward's system.
o The Company recorded charges of $1.2 million for severance costs resulting from the elimination of 36 positions at Corporate headquarters and 11 positions at manufacturing units of the Company.

Restructuring costs of $2.5 million were recorded in the second quarter of 2001 as follows:

o The restructuring costs vary from prior quarter accruals by $588 thousand, due to a decrease in write-offs from plant and equipment for $155 thousand due to transfer of assets to other plants, an increase in lease obligation accrual of $153 thousand, due to abandonment of a warehouse lease, and a decrease in the accrual of other expenses associated with the closing of the plant of $586 thousand due mainly to recovery of accounts receivable.

o Aditional severance payments and other costs of operations incurred during the second quarter were $1.9 million which approximates the original estimate of such costs made by the Company in the first quarter.

o The Company incurred additional restructuring costs of $1.2 million from future lease obligations on idle property of $739 thousand including leasehold improvements, and severance from reduction of personnel of $441 thousand.

The Company expects to incur and record approximately $140 thousand for additional severance payments and other restructuring costs in subsequent periods.

Restructuring charges totalling $2 million are included in accrued liabilities as of June 29, 2001. In addition, the Company increased the allowance for obsolete inventories in the joint venture with GE for $1.0 million during first quarter as a result of the plant closing. This reserve was classified as cost of sales on the accompanying consolidated statement of operations. The Company increased the allowance for bad debt for $393 thousand in the second quarter and $650 thousand in the first quarter primarily as a result of the termination of several contracts.

(3) INVENTORIES

Inventories consist of the following:
                                                        JUNE 29, 2001          DECEMBER 31, 2000

                                                    ----------------------   ---------------------
Raw materials                                       $               4,512    $               6,149
Work-in-process                                                     1,360                    1,111
Finished goods                                                      1,558                    2,535
                                                    ----------------------   ---------------------
                                                                    7,430                    9,795

Reserve for excess and obsolete inventory                          (1,185)                    (188)
                                                    ----------------------   ---------------------

                                                    $                6,245   $               9,607
                                                    ======================   =====================


(4) FOREIGN CURRENCY TRANSLATION

         Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange (losses) gains of $(168) thousand and $(8) thousand for the thirteen weeks ended June 29, 2001, and June 30, 2000 respectively and $(91) thousand and $35 thousand for the twenty-six weeks ended June 29, 2001, and June 30, 2000, respectively.


         Assets and liabilities denominated in pesos are summarized as follows in thousands of U. S. dollars:

                                                                    June 29, 2001      December 31, 2000

                                                                   -----------------  -------------------

                   Cash and cash equivalents                       $          449     $               411
                   Other receivables                                        3,125                   2,366
                   Prepaid expenses                                         3,670                   3,040
                   Other assets, net                                           33                     695
                   Accounts payable                                       (1,180)                 (1,330)
                   Accrued expenses and other liabilities                 (3,015)                 (2,635)
                                                                   -----------------  --------------------

                   Net non-U.S. currency position                  $        3,082     $             2,547
                                                                   =================  =====================


 (5) INCOME TAXES

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

         In accordance with SFAS 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirteen and twenty-six weeks ended June 29, 2001 of approximately 28% and 13% respectively. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S.

(6) EARNINGS PER SHARE

         Net (loss) income per common share basic and diluted ("EPS") for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen and twenty-six weeks ended June 29, 2001 and June 30, 2000 were 6,866,100. The Company has no dilutive securities.

(7) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities" as amended, which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption had no significant impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations. This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. Given the Company's current operations and policies, the adoption of SFAS 141 is not expected to have a material impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SAFS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined the impact of SAFS No. 142 on its financial position and results of operations.

(8) SUBSEQUENT EVENTS

         Subsequent to June 29, 2001, the Board of Directors of the Company approved a $3 million convertible subordinated loan to Franklin Connections LLC., a related party. If converted, this investment would represent approximately 17.3% ownership in Franklin Connections, LLC a company dedicated to the manufacture and distribution of candy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.


                             PERCENTAGE OF NET SALES
                                   (UNAUDITED)

                                                             13 WEEKS ENDED                   26 WEEKS ENDED
                                                     JUNE 29, 2001    JUNE 30, 2000     JUNE 29, 2001   JUNE 30, 2000
Net sales                                                      100%           100%               100%          100%
Cost of sales                                                  100%            97%               102%           96%
Gross (loss) profit                                              0%             3%                (2%)           4%
Selling, general and administrative expenses                     8%            10%                 9%            8%
Restructuring charges                                            7%             0%                16%            0%
Operating loss                                                 (14%)           (8%)              (27%)          (4%)
Other income                                                     1%            44%                 3%           21%
(Loss) income before income taxes and minority interest        (13%)           37%               (24%)          16%
Income tax benefit                                              (4%)           (3%)               (3%)          (1%)
(Loss) income before minority interest                          (9%)           39%               (21%)          18%
Minority interest                                                5%             1%                 9%            1%
Net (loss) income                                               (4%)           41%               (12%)          19%


NET SALES

         Net sales for the thirteen weeks ended June 29, 2001 decreased 22.6% to $36.2 million from $46.7 million for the comparable period in 2000 and for the twenty-six weeks ended June 29, 2001 net sales decreased 26.6% to $71.9 million from $98.0 million for the comparable period in 2000. The decrease in sales for the twenty-six weeks ended June 29, 2001, was primarily due to the sale of the electronic manufacturing services (EMS) operation during the second quarter of 2000. The sales of the EMS operation were $9.8 million for the thirteen weeks ended June 30, 2000 and $26.8 for the twenty-six weeks ended June 30, 2000. There was also a decrease in the sales in our joint venture with GE of $4.3 million for the thirteen weeks ended June 29, 2001, and $5.8 million for the twenty-six weeks ended June 29, 2001 as compared to the same periods of the prior year. These decreases were partially offset by an increase in sales of our assembly operations of $3.3 million for the thirteen weeks ended June 29, 2001 and $6.6 for the twenty-six weeks ended June 29, 2001, as compared to the same periods of the prior year.

GROSS PROFIT (LOSS)

         Gross profit decreased 89.6% to $137 thousand or 0.4% of sales for the thirteen weeks ended June 29, 2001, as compared to a gross profit of $1.3 million or 3% as percentage of sales for the same period of the prior year. Gross profit decreased 129.6% to a loss of $1.2 million or (2%) of sales for the twenty-six weeks ended June 29, 2001, as compared to a gross profit of $3.9 million or 4% as a percentage of sales for the same period of the prior year. The decrease in gross margin for the twenty-six weeks ended June 29, 2001 was primarily due to an increase in gross loss in our Qualcore operation of $1.2 million from which $1 million was due to an increase in scrap because of start up problems, production inefficiencies and other costs associated with the ramp-up of the operations in the Celaya, Mexico plant. Also during the thirteen weeks ended March 30, 2001 the Company created a reserve of $1 million for obsolete inventory related to the Juarez plant closing. Our assembly operation had a decrease in gross profit of $658 thousand in the thirteen weeks ended June 29, 2001 and $1.4 million for the twenty-six weeks ended June 29, 2001.

OPERATING EXPENSES

         Operating expenses increased 8.3% to $5.2 million for the thirteen weeks ended June 29, 2001, compared to $4.8 million for the same period of prior year. Operating expenses increased 127% to $18.4 million for the twenty-six weeks ended June 29, 2001, compared to $8.1 million for the same period of prior year. The increase is mainly due to the restructuring charges of $2.5 recorded during the second quarter of 2001 and $9.2 million recorded during the first quarter, the restructuring charges are as follows:

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

Restructuring costs of $2.5 million were recorded in the second quarter of 2001 as follows:

o The restructuring costs vary from prior quarter accruals by $588 thousand, due to a decrease in write-offs from plant and equipment for $155 thousand due to transfer of assets to other plants, an increase in lease obligation accrual of $153 thousand, due to abandonment of a warehouse lease, and a decrease in the accrual of other expenses associated with the closing of the plant of $586 thousand due mainly to recovery of accounts receivable.

o Additional severance payments and other costs of operations incurred during the second quarter were $1.9 million which approximates the original estimate of such costs made by the Company in the first quarter.

o The Company incurred additional restructuring costs of $1.2 million from future lease obligations on idle property of $739 thousand including leasehold improvements, and severance from reduction of personnel of $441 thousand.

General, administrative and selling expenses decreased primarily due to the sale of EMS operation, closing of the Juarez plant and reduction of Corporate expenses, offset by an increase of allowance for bad debt during the first and the second quarters.


OTHER INCOME

         Other income for the thirteen weeks ended June 29, 2001 was $397 thousand and $20.8 million for the thirteen weeks ended June 30, 2000. Other income for the twenty-six weeks ended June 29, 2001 was $2.5 million and $20.3 million for the twenty-six weeks ended June 30, 2000. During the second quarter of 2000 the Company recognized a gain of $20.5 million as a result of the sale of the EMS operation, during the same period in 2001 the Company recognized a gain of $244 thousand related to the same transaction. During the first quarter of 2001 the Company recognized a gain of $2.4 million from the final Optimag earn-out.

TAXES

         Due to the impact of inflation and foreign exchange gains and losses, as determined under Mexican Tax Laws, it is difficult to predict monetary gains and losses related to monetary assets. Changes in the US Dollar to Mexican Peso exchange rate can have a material impact to the calculation of taxes under SFAS
109. Accordingly, the effective tax rate is subject to change on a quarterly basis as the impact of the monetary gains and losses are better known.

NET LOSS AND EARNINGS PER SHARE

         Net loss for the thirteen weeks ended June 29, 2001 was $1.5 million compared to $19 million in net income for the same period of 2000. Net loss for the twenty-six weeks ended June 29, 2001 was $8.6 million compared to $18.5 million net income for the same period of 2000. Basic and diluted net loss per common share for the thirteen weeks ended June 29, 2001 was $0.22 loss per share, which compares with $2.77 income per share for the same period of the prior year. Basic and diluted net loss per common share for the twenty-six weeks ended June 29, 2001 was $1.25 loss per share, which compares with $2.7 income per share for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital (defined as current assets minus current liabilities) as of June 29, 2001 decreased by $2 million from December 31, 2000. The decrease is primarily due to a decrease in related party receivable of $7 million, and a decrease in inventories of $3.4 million, partially offset by a decrease in accounts payable of $5.5 million and decrease in notes payable of $3.5 million.

         During the first quarter of 2001 the Company's joint venture entered into a $9.2 million unsecured note agreement with a bank at LIBOR plus 0.875% to 1.875%, calculated semi-annually. Principal and interest under the note agreement are due in semi-annual installments through December 2006, the first payment of $840 thousand plus interest was made during the second quarter. The proceeds from the note were used on February 16, 2001 to refinance approximately $3 million of short term notes payable, and $646 thousand of a bridge loan on March 5, 2001, and accordingly, those short-term amounts along with a $3 million unsecured subordinated note have been classified as long-term debt at both December 31, 2000 and June 29, 2001.

         The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments, or advances in other companies, limit the incurrence of debt and require the Company to maintain certain financial ratios and insurance coverage. As of June 29, 2001 the Company was in compliance with the above restrictions, requirements and covenants.

         During the first two quarters of 2001, the Company invested $2.7 million in property, plant & equipment. These investments were primarily to complete the installation of our new plant in Celaya and also additions in our Kentucky operation, primarily related to the installation of a new plant.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities" as amended, which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption has no significant impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations ("SFAS No. 141"). This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. Given the Company's current operations and policies, the adoption of SFAS 141 is not expected to have a material impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SAFS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined the impact of SAFS No. 142 on its financial position and results of operations.

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

         Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $35.3 million at June 29, 2001, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $353 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

                                          ELAMEX, S.A. de C.V.

  Date: August 13, 2001                By:        /s/ Richard P. Spencer
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                (DULY AUTHORIZED OFFICER)



  Date: August 13, 2001                By:        /s/ Daniel L. Johnson
                                           -------------------------------------
                                           Daniel L. Johnson
                                           VICE-PRESIDENT OF FINANCE AND
                                           CHIEF FINANCIAL OFFICER