Form 10-Q/A
period 2001-06-29
ELAMEX SA DE CV
filed 2001-11-19
CIK 1009302

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from                    to
                                        ------------------    ---------------
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

                                Yes  X    No
                                   -----    -----

     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 13, 2001 was: 6,866,100


================================================================================
                                EXPLANATORY NOTE

     This amendment to Quarterly Report on Form 10-Q/A amends and restates Part I, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001, filed by the Registrant on August 13, 2001, to correct a typographical error in the Consolidated Condensed Balance Sheets, correcting "Refundable Income Taxes" at June 29, 2001 to $3,195 from $3,301.

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                      Page No.

         PART I.      FINANCIAL INFORMATION

              Item 1.     Financial Statements Unaudited Consolidated Condensed Balance Sheets
                          as of June 29, 2001 and December 31,  2000....................................................  3


                          Unaudited Consolidated Condensed Statements of Operations and Comprehensive
                          Loss for the Thirteen and Twenty-six Weeks ended June 29, 2001 and June 30, 2000..............  4


                          Unaudited Consolidated Condensed Statements of Cash Flows for the Twenty-six
                          Weeks ended June 29, 2001 and June 30, 2000...................................................  5


                          Notes to Unaudited Consolidated Condensed Financial Statements................................  6


              Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........  8


              Item 3.     Qualitative and Quantitative Disclosures about Market Risk.................................... 11


        PART II.      OTHER INFORMATION

              Item 1.     Legal Proceedings............................................................................. 12

              Item 2.     Changes in Securities and use of Proceeds..................................................... 12

              Item 3.     Defaults upon Senior Securities............................................................... 12

              Item 4.     Submission of Matters to a Vote of Security Holders........................................... 12

              Item 5.     Other Information............................................................................. 12

              Item 6.     Exhibits and Reports on Form 8-K.............................................................. 12


        SIGNATURES          ............................................................................................ 13


                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         (IN THOUSANDS OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                           June 29, 2001        December 31,2000
                                                                         -----------------    --------------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $          25,955    $             24,357
     Receivables
        Trade accounts, net                                                         23,124                  24,247
        Other receivables                                                            4,599                   4,354
         Related party note receivable                                                   -                   7,000
                                                                         -----------------    --------------------
       Total receivables, net                                                       27,723                  35,601

     Investment security                                                                 -                   1,945
     Inventories, net                                                                6,245                   9,607
     Refundable income taxes                                                         3,195                   3,301
     Prepaid expenses                                                                2,230                   1,701
     Deferred income taxes                                                             675                     263
                                                                         -----------------    --------------------
       Total current assets                                                         66,023                  76,775

Property, plant and equipment, net                                                  49,370                  55,108
Goodwill, net of accumulated amortization                                            9,229                   9,452
Other assets, net                                                                      746                   1,033
                                                                         -----------------    --------------------
                                                                         $         125,368    $            142,368
                                                                         =================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $          15,469    $             21,008
     Accrued expenses                                                                5,924                   6,387
     Notes payable and current portion of long-term debt                             1,932                   5,424
     Taxes payable                                                                   2,547                   1,848
                                                                         -----------------    --------------------
       Total current liabilities                                                    25,872                  34,667

Long-term debt, excluding current portion                                           33,344                  24,307
Other liabilities                                                                      100                     103
Deferred income taxes                                                                   24                   2,045
                                                                         -----------------    --------------------
       Total liabilities                                                            59,340                  61,122

Commitments and contingencies                                                            -                       -

Minority Interest                                                                   (5,811)                    474

Stockholders' equity:
     Preferred stock, authorized 50,000 shares, none issued or outstanding
     Common stock, 22,400,000 authorized, 7,400,000
     Shares issued and 6,866,100 outstanding                                        35,060                  35,060
     Retained earnings                                                              39,676                  48,267
     Treasury stock                                                                 (2,518)                 (2,518)
     Accumulated other comprehensive loss, net of tax                                 (379)                    (37)
                                                                         -----------------    --------------------
       Total stockholders' equity                                                   71,839                  80,772
                                                                         -----------------    --------------------
                                                                         $         125,368    $            142,368
                                                                         =================    ====================


See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                         (IN THOUSAND OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                    13 Weeks ended                  26 Weeks ended
                                                            -------------------------------  ------------------------------
                                                             June 29, 2001   June 30, 2000    June 29,2001   June 30, 2000
                                                            -------------------------------  ------------------------------
Net sales                                                   $       36,165   $       46,693  $      71,922  $      98,019
Cost of sales                                                       36,028           45,377         73,076         94,127
                                                            --------------  ---------------  -------------  -------------

                                                                       137            1,316         (1,154)         3,892
                                                            --------------  ---------------  -------------  -------------

Operating expenses:
     General and administrative                                      2,430            4,368          5,782          7,096
     Selling                                                           330              467            843            992
     Restructuring charges                                           2,477                -         11,726              -
                                                            --------------  ---------------  -------------  -------------
        Total operating expenses                                     5,237            4,835         18,351          8,088
                                                            --------------  ---------------  -------------  -------------

        Operating loss                                              (5,100)          (3,519)       (19,505)        (4,196)
                                                            --------------  ---------------  -------------  -------------

Other income (expense):
     Interest income                                                   425              451            910            563
     Interest expense                                                 (674)            (705)        (1,308)        (1,663)
     Other, net                                                        402              470            264            899
     Gain on sale of subsidiaries                                      244           20,535          2,612         20,535
                                                            --------------  ---------------  -------------  -------------
        Total other income                                             397           20,751          2,478         20,334
                                                            --------------  ---------------  -------------  -------------

        (Loss) income before income taxes and minority
        interest                                                    (4,703)          17,232        (17,027)        16,138

     Income tax benefit                                             (1,297)          (1,210)        (2,151)        (1,430)
                                                            --------------  ---------------  -------------  -------------

     (Loss) income before minority interest                         (3,406)          18,442        (14,876)        17,568

     Minority interest                                               1,863              572          6,285            937
                                                            --------------  ---------------  -------------  -------------

        Net (loss) income                                           (1,543)          19,014         (8,591)        18,505

     Other comprehensive loss, net of income tax benefit
     of $170 and $184 for the thirteen and twenty-six weeks
     ended June 29, 2001 respectively                                 (315)               -           (342)             -

                                                            --------------  ---------------  -------------  -------------
     Comprehensive (loss) income                            $       (1,858) $        19,014  $      (8,933) $      18,505
                                                            ==============  ===============  =============  =============

     Net (loss) income per share, basic and diluted         $        (0.22) $          2.77  $       (1.25) $        2.70
     Shares used to compute net loss per share, basic
     and diluted                                                 6,866,100        6,866,100      6,866,100      6,866,100
                                                            ==============  ===============  =============  =============

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                                                     26 Weeks ended
                                                                                          June 29, 2001        June 30, 2000
                                                                                        -----------------    -----------------
Cash flows from operating activities:
   Net (loss) income                                                                    $          (8,591)   $          18,505
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                                  2,518                3,052
     Provision for doubtful trade accounts receivable                                               1,364                    -
     Provision for excess and obsolete inventory                                                    1,034                    -
     Gain on sale of subsidiaries                                                                  (2,299)             (20,535)
     Minority interest in loss of consolidated subsidiaries                                        (6,285)                (937)
     Deferred income tax benefit                                                                   (2,433)              (3,720)
     Loss on disposal-impairment of property, plant and equipment                                   5,733                    -
     Change in operating assets and liabilities, net of effects from sale of EMS operation for 2000:
        Trade accounts receivable                                                                    (241)                (646)
        Other receivables                                                                            (245)              (2,044)
        Inventories                                                                                 2,328                1,784
        Refundable income taxes                                                                       106                1,085
        Prepaid expenses                                                                             (529)              (4,000)
        Other assets                                                                                  (55)                 (35)
        Accounts payable                                                                           (5,539)               5,527
        Accrued expenses                                                                             (463)                 194
        Taxes payable                                                                                 699                   71
        Other liabilities                                                                              (3)                 (67)
                                                                                        -----------------    -----------------
                Net cash used in operating activities                                             (12,901)              (1,766)
                                                                                        -----------------    -----------------

Cash flows from investing activities:
     Proceeds from sale of investment security                                                      1,945                    -
     Purchase of property, plant and equipment                                                     (2,290)              (6,360)
     Proceeds from sale of subsidiaries                                                             2,299               51,147
     Related party note receivable                                                                  7,000                    -
                                                                                        -----------------    -----------------
                Net cash provided by investing activities                                           8,954               44,787
                                                                                        -----------------    -----------------

Cash flows from financing activities:
     Proceeds from  notes payable and long term debt                                               14,423                3,801
     Payments of notes payable and long term debt                                                  (8,878)              (7,802)
     Principal repayments of capital lease obligations                                                  -                 (153)
                                                                                        -----------------    -----------------
                Net cash provided by (used in) financing activities                                 5,545               (4,154)
                                                                                        -----------------    -----------------

Net  increase in cash and cash equivalents                                                          1,598               38,867

Cash and cash equivalents, beginning of period                                                     24,357                7,164
                                                                                        -----------------    -----------------

Cash and cash equivalents, end of period                                                $          25,955    $          46,031
                                                                                        =================    =================

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

(3) INVENTORIES


Inventories consist of the following:
                                                                 JUNE 29, 2001         DECEMBER 31, 2000

                                                             ----------------------   -------------------
Raw materials                                                $                4,512   $             6,149
Work-in-process                                                               1,360                 1,111
Finished goods                                                                1,558                 2,535
                                                             ----------------------   -------------------
                                                                              7,430                 9,795

Reserve for excess and obsolete inventory                                   (1,185)                 (188)
                                                             ----------------------   -------------------

                                                             $                6,245   $             9,607
                                                             ======================   ===================


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

     Assets and liabilities denominated in pesos are summarized as follows in thousands of U. S. dollars:

                                                                     June 29, 2001      December 31, 2000

                                                                   -----------------  ---------------------

                   Cash and cash equivalents                       $             449  $                 411
                   Other receivables                                           3,125                  2,366
                   Prepaid expenses                                            3,670                  3,040
                   Other assets, net                                              33                    695
                   Accounts payable                                           (1,180)               (1,330)
                   Accrued expenses and other liabilities                     (3,015)               (2,635)
                                                                   -----------------  ---------------------

                   Net non-U.S. currency position                  $           3,082  $               2,547
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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. Given the Company's current operations and policies, the adoption of SFAS No. 141 is not expected to have a material impact on the financial statements of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SAFS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined the impact of SAFS No. 142 on its financial position and results of operations.

(8) SUBSEQUENT EVENT

     Subsequent to June 29, 2001, the Board of Directors of the Company approved a $3 million convertible subordinated loan to Franklin Connections, LLC, a related party. If converted, this investment would represent approximately 17.3% ownership in Franklin, Connections LLC a company dedicated to the manufacture and distribution of candy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     The following table sets forth statements of operations data as a percentage of net sales, derived from the unaudited consolidated condensed financial statements included elsewhere herein, for each period presented, unless otherwise indicated.

                             PERCENTAGE OF NET SALES
                                   (UNAUDITED)

                                                            13 WEEKS ENDED                   26 WEEKS ENDED
                                                     JUNE 29, 2001  JUNE 30, 2000     JUNE 29, 2001   JUNE 30, 2000
Net sales                                                      100%           100%               100%          100%
Cost of sales                                                  100%            97%               102%           96%
Gross profit (loss)                                              0%             3%               (2%)            4%
Selling, general and administrative expenses                     8%            10%                 9%            8%
Restructuring charges                                            7%             0%                16%            0%
Operating loss                                                (14%)           (8%)              (27%)          (4%)
Other income                                                     1%            44%                 3%           21%
(Loss) income before income taxes and minority                (13%)            37%              (24%)           16%
interest
Income tax benefit                                             (4%)           (3%)               (3%)          (1%)
(Loss) income before minority interest                         (9%)            39%              (21%)           18%
Minority interest                                                5%             1%                 9%            1%
Net (loss) income                                              (4%)            41%              (12%)           19%

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. Given the Company's current operations and policies, the adoption of SFAS No. 141 is not expected to have a material impact on the financial statements of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SAFS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined the impact of SAFS No. 142 on its financial position and results of operations.


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

                                                  ELAMEX, S.A. de C.V.

    Date: August 13, 2001          By:          /s/ Richard P. Spencer
                                       -----------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)



    Date: August 13, 2001          By:         /s/ Daniel L. Johnson
                                       -----------------------------------------
                                                   Daniel L. Johnson
                                             VICE-PRESIDENT OF FINANCE AND
                                                CHIEF FINANCIAL OFFICER