Form 10-Q
period 2001-09-28
ELAMEX SA DE CV
filed 2001-11-19
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period ended: SEPTEMBER 28, 2001
                                         ------------------

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

         The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 12, 2001 was:

                                    6,866,100

================================================================================

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                     Page No.
         PART I.      FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Unaudited Consolidated Condensed Balance Sheets as of September 28, 2001
                           and December 31,  2000......................................................................   3


                           Unaudited  Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income
                           for the Thirteen and Thirty-nine Weeks ended September 28, 2001 and September 29, 2000......   4


                           Unaudited Consolidated Condensed Statements of Cash Flows for the Thirty-nine  Weeks ended
                           September 28, 2001 and September 29, 2000...................................................   5



                           Notes to Unaudited Consolidated Condensed Financial Statements..............................   6



              Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......  10



              Item 3.      Qualitative and Quantitative Disclosures about Market Risk..................................  13


        PART II.          OTHER INFORMATION

              Item 1.      Legal Proceedings...........................................................................  13

              Item 2.      Changes in Securities and use of Proceeds...................................................  13

              Item 3.      Defaults upon Senior Securities.............................................................  13

              Item 4.      Submission of Matters to a Vote of Security Holders.........................................  13

              Item 5.      Other Information...........................................................................  13

              Item 6.      Exhibits and Reports on Form 8-K............................................................  13



        SIGNATURES             ........................................................................................  15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                           September 28, 2001            December 31, 2000
                                                                        ------------------------      -----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $           19,542            $          24,357
     Receivables
        Trade accounts, net                                                              17,645                       24,247
        Other receivables                                                                 2,452                        4,355
       Related party note receivable                                                          -                        7,000
                                                                        ------------------------      -----------------------
       Total receivables, net                                                            20,097                       35,602

     Investment securities                                                                    -                        1,945
     Inventories, net                                                                     5,630                        9,607
     Refundable income taxes                                                              2,885                        3,301
     Prepaid expenses                                                                     1,281                        1,701
     Deferred income taxes                                                                1,159                          263
                                                                        ------------------------      -----------------------
       Total current assets                                                              50,594                       76,776

Property, plant and equipment, net                                                       39,295                       55,108
Investment in unconsolidated joint venture                                                3,032
Goodwill, net                                                                             9,101                        9,452
Related party note receivable                                                             3,000
Other assets, net                                                                         1,092                        1,034
                                                                         -----------------------      -----------------------
                                                                             $          106,114            $         142,370
                                                                         =======================      =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $           10,939            $          21,008
     Accrued expenses                                                                     3,972                        6,387
     Notes payable and current portion of long-term debt                                  1,932                        5,424
     Taxes payable                                                                        1,269                        1,848
                                                                        ------------------------      -----------------------
       Total current liabilities                                                         18,112                       34,667

Long-term debt, excluding current portion                                                17,137                       24,307
Other liabilities                                                                            89                          104
Deferred income taxes                                                                         -                        2,046
                                                                        ------------------------      -----------------------
       Total liabilities                                                                 35,338                       61,124

Commitments and contingencies                                                                 -                            -

Minority Interest                                                                             -                          474

Stockholders' equity:
     Preferred stock, authorized 50,000,000 shares, none issued or outstanding
     Common stock, 22,400,000 authorized, 7,400,000 issued and 6,866,100
     outstanding                                                                         35,060                       35,060
     Retained earnings                                                                   38,613                       48,267
     Treasury stock                                                                      (2,518)                      (2,518)
     Accumulated other comprehensive loss, net of tax                                      (379)                         (37)
                                                                        ------------------------      -----------------------
       Total stockholders' equity                                                        70,776                       80,772
                                                                         -----------------------      -----------------------
                                                                             $          106,114            $         142,370
                                                                         =======================      =======================
See Notes to Unaudited Consolidated Condensed Financial Statements


                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
               (IN THOUSANDS OF U. S. DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            13 Weeks ended                         39 Weeks ended
                                                -------------------------------------- --------------------------------------
                                                September 28, 2001  September 29, 2000 September 28, 2001  September 29, 2000
                                                ------------------- ------------------ ------------------- ------------------

Net sales                                               $   31,489         $   36,677         $   103,411         $   134,697
Cost of sales                                               29,752             37,734             102,828             131,862
                                                ------------------- ------------------ ------------------- ------------------

       Gross profit (loss)                                   1,737            (1,057)                 583               2,835
                                                ------------------- ------------------ ------------------- ------------------

Operating expenses:
    General and administrative                               1,768              2,861               7,550               9,957
    Selling                                                    264                465               1,107               1,457
    Restructuring charges                                      205                  -              11,931                   -
                                                ------------------- ------------------ ------------------- ------------------
       Total operating expenses                              2,237              3,326              20,588              11,414
                                                ------------------- ------------------ ------------------- ------------------

       Operating loss                                        (500)            (4,383)            (20,005)             (8,579)
                                                ------------------- ------------------ ------------------- ------------------

Other income (expense):
    Interest income                                            191                729               1,101               1,293
    Interest expense                                         (531)              (529)             (1,839)             (2,192)
    Other, net                                                  45                433                 309               1,331
    Equity in losses of unconsolidated joint venture         (755)                  -               (755)                   -
    Gain on sale of subsidiaries                                 -                910               2,612              21,445
                                                ------------------- ------------------ ------------------- ------------------
       Total other (expense) income                        (1,050)              1,543               1,428              21,877
                                                ------------------- ------------------ ------------------- ------------------

       (Loss) income before income taxes and
       minority interest                                   (1,550)            (2,840)            (18,577)              13,298

    Income tax benefit                                       (488)              (623)             (2,639)             (2,053)
                                                ------------------- ------------------ ------------------- ------------------

    (Loss) income before minority interest                 (1,062)            (2,217)            (15,938)              15,351

    Minority interest in losses of joint venture                 -              1,259               6,284               2,196
                                                ------------------- ------------------ ------------------- ------------------

       Net (loss) income                                   (1,062)              (958)             (9,654)              17,547

    Other comprehensive loss, net of income
    tax benefit of $28 and $283 respectively                  (37)                  -               (379)                   -

                                                ------------------- ------------------ ------------------- -----------------
    Comprehensive (loss) income                         $  (1,099)         $    (958)         $  (10,033)         $    17,547
                                                =================== ================== =================== =================

    Net (loss) income per share, basic and
    diluted                                             $   (0.15)         $   (0.14)         $    (1.41)         $     2.56
    Shares used to compute net loss per share,
    basic and diluted
                                                         6,866,100          6,866,100           6,866,100           6,866,100
                                                =================== ================== =================== ==================

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U. S. DOLLARS)
                                   (UNAUDITED)

                                                                                              39 Weeks ended
                                                                                 September 28, 2001      September 29, 2000
                                                                              -----------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                                    $     (9,654)           $     17,547
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                              3,468                  3,779
     Provision for doubtful trade accounts receivable                                           1,364                      -
     Gain on sale of subsidiaries                                                             (2,612)               (21,445)
     Equity in loss of unconsolidated joint venture                                               755                      -
     Minority interest in loss of joint venture                                               (7,213)                (2,196)
     Deferred income tax benefit                                                              (2,942)                (4,187)
     Losses on disposal-impairment of property, plant and equipment                             5,733                      -
     Change in operating assets and liabilities, net of effects from sale of EMS operation for 2000:
       Trade accounts receivable                                                                  921                (3,490)
       Other receivables                                                                          796                (7,395)
       Inventories                                                                              3,413                    619
       Refundable income taxes                                                                    416                  (522)
       Prepaid expenses                                                                          (24)                (1,605)
       Other assets                                                                             (402)                    385
       Accounts payable                                                                       (5,859)                  3,738
       Accrued expenses                                                                       (2,415)                  3,603
       Taxes payable                                                                              432                  1,679
       Other liabilities                                                                         (15)                   (55)
                                                                              -----------------------------------------------
               Net cash used in operating activities                                         (13,838)                (9,545)
                                                                              -----------------------------------------------

Cash flows from investing activities:
     Proceeds from sale of investment security                                                  1,945                      -
     Purchase of property, plant and equipment                                                (3,949)               (14,618)
     Cash effects of deconsolidation of Joint venture                                         (1,506)                      -
     Proceeds from sale of subsidiaries                                                         2,612                 52,057
     Issuance of related party note receivable                                                (3,000)                      -
     Repayment of related party note receivable                                                 7,000                      -
                                                                              -----------------------------------------------
               Net cash provided by investing activities                                        3,102                 37,439
                                                                              -----------------------------------------------

Cash flows from financing activities:
     Proceeds from  notes payable and long-term debt                                           14,423                  8,478
     Payments of notes payable and long-term debt                                             (8,502)                (9,394)
     Principal repayments of capital lease obligations                                              -                  (114)
                                                                              -----------------------------------------------
               Net cash provided by (used in) financing activities                              5,921                (1,030)
                                                                              -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                                          (4,815)                 26,864

Cash and cash equivalents, beginning of period                                                 24,357                  7,164
                                                                              -----------------------------------------------

Cash and cash equivalents, end of period                                                 $     19,542           $     34,028
                                                                              ===============================================

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX S.A. DE C.V. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U. S. DOLLARS)

(1) GENERAL

        The accompanying consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 annual report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of September 28, 2001and the results of operations and of cash flows for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000. The consolidated condensed balance sheet as of December 31, 2000 is derived from the December 31, 2000 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2001 are not necessarily indicative of the results to be expected for the entire year.

(2) DECONSOLIDATION OF JOINT VENTURE

Effective the third quarter of 2001, the operating results of Qualcore, the joint venture with General Electric, are being reported on the equity method. This was a result of the change in management of the joint venture. As of the beginning of the third quarter the new General Manager is now required to report directly to a four-member board of directors in which the two partners have equal voting rights.

The following table presents the unaudited proforma condensed results of operations for the periods indicated as if Qualcore was unconsolidated for those periods.


                                                THIRTEEN WEEKS ENDED                      THIRTY-NINE WEEKS ENDED
                                        SEPTEMBER 28, 2001  SEPTEMBER 29, 2000    SEPTEMBER 28, 2001  SEPTEMBER 29, 2000
     Net sales                                $     31,489       $     28,794        $     95,778        $    112,362
     Gross profit                                    1,737              1,244               5,074               6,239
     Operating expenses                              2,237              2,891              13,104              10,172
     Operating loss                                  (500)            (1,647)             (8,029)             (3,933)
     Net (loss) income                             (1,062)              (958)             (9,653)              17,547
     Net (loss) income per share                    (0.15)             (0.14)              (1.41)                2.56

(3) SEGMENT REPORTING

During the third quarter of 2001 the Company completed the realignment of its operations in order to more closely align the reportable segments with the Markets the Company serves. As a result of this realignment the Company's reportable segments are 1) Contract Manufacturing and 2) Metal Stamping.

The Contract Manufacturing segment provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies. Under the contract manufacturing model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services.

The Metal Stamping segment is our Precision, Tool, Die and Machine subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to appliances and automotive sectors.

                                          CONTRACT            METAL           UNALLOCATED
                                       MANUFACTURING (4)   STAMPING (3)  CORPORATE AND OTHER (4)  INTER-SEGMENT (1)   TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 13 WEEKS ENDED SEPTEMBER 28, 2001
 Sales (1)                                    $  11,928     $   19,728                 $      -        $    (167)     $31,489
 Operating income (loss) (2)                        117            166                    (783)                 -       (500)
 Net interest                                     (217)          (460)                      337                 -       (340)
 Pretax income (loss)                             (167)          (288)                  (1,095)                 -     (1,550)
 Net income (loss)                                (110)          (302)                    (650)                 -     (1,062)
 Assets                                          23,418         43,895                   38,801                 -     106,114
 Depreciation and amortization                      305            562                       50                 -         917
Capital expenditures                                 30          1,629                        -                 -       1,659
-----------------------------------------------------------------------------------------------------------------------------
 13 WEEKS ENDED SEPTEMBER 29, 2000
 Sales (1)                                    $  17,554     $   19,123                 $      -        $        -     $36,677
 Operating income (loss)                        (2,979)           (27)                  (1,377)                 -     (4,383)
 Net interest                                     (391)          (221)                      812                 -         200
 Pretax income (loss)                           (3,332)          (228)                      720                 -     (2,840)
 Net income (loss)                              (1,592)          (170)                      804                 -       (958)
 Assets                                          50,594         42,188                   48,089                 -     140,871
 Depreciation and amortization                      526            486                       88                 -       1,100
 Capital expenditures                             6,303          1,956                        -                 -       8,259
-----------------------------------------------------------------------------------------------------------------------------
 39 WEEKS ENDED SEPTEMBER 28, 2001
 Sales (1)                                    $  44,875     $   60,678                 $      -       $   (2,142)    $103,411
 Operating income (loss)(2)                    (14,193)            327                  (6,139)                 -    (20,005)
 Net interest                                   (1,438)        (1,313)                    2,013                 -       (738)
 Pretax income (loss)                          (16,474)        (1,015)                  (1,088)                 -    (18,577)
 Net income (loss)                              (9,368)          (959)                      673                 -     (9,654)
 Assets                                          23,418         43,895                   38,801                 -     106,114
 Depreciation and amortization                    1,630          1,574                      264                 -       3,468
 Capital expenditures                               910          3,039                        -                 -       3,949
-----------------------------------------------------------------------------------------------------------------------------
 39 WEEKS ENDED SEPTEMBER 29, 2000
 Sales (1)                                    $  76,582     $   58,909                 $      -       $     (794)    $134,697
 Operating income (loss)                        (4,687)          1,282                  (5,174)                 -     (8,579)
 Net interest                                   (1,034)          (537)                      672                 -       (899)
 Pretax income (loss)                           (5,613)            817                   18,094                 -      13,298
 Net income (loss)                              (2,736)            372                   19,911                 -      17,547
 Assets                                          50,594         42,188                   48,089                 -     140,871
 Depreciation and amortization                    2,678          1,289                      184                 -       4,151
 Capital expenditures                             9,639          4,979                        -                 -      14,618
-----------------------------------------------------------------------------------------------------------------------------

 (1) Includes sales between segments in the normal course of business
 (2) Includes restructuring costs reported in the first three quarters of 2001
 (3) Operations in the United States of America
 (4) Operations in Mexico



(4) RESTRUCTURING CHARGES AND OTHER MATTERS

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company has recognized restructuring charges of $11.9 million in the thirty-nine weeks ended September 28, 2001. The restructuring charges for the thirteen weeks ended September 28, 2001 are $205 thousand. As of September 28, 2001 the Company has approximately $600 thousand accrued in connection with such restructuring charges.


(5) INVENTORIES

Inventories consist of the following:
                                                              SEPTEMBER 28, 2001       DECEMBER 31, 2000

                                                             ----------------------   ---------------------

Raw materials                                                $               3,022    $              6,149
Work-in-process                                                              1,197                   1,111
Finished goods                                                               1,564                   2,535
                                                             ----------------------   ---------------------
                                                                             5,783                   9,795

Reserve for excess and obsolete inventory                                    (153)                   (188)
                                                             ----------------------   ---------------------

                                                             $               5,630    $              9,607
                                                             ======================   =====================


(6) FOREIGN CURRENCY TRANSLATION

         Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange (losses) gains of $(49) thousand and $111 thousand for the thirteen weeks ended September 28, 2001, and September 29, 2000 respectively and $(42) thousand and $3 thousand for the thirty-nine weeks ended September 28, 2001, and September 29, 2000, respectively.



         Assets and liabilities denominated in mexican pesos are summarized as follows in thousands of U. S. dollars:

                                                                September 28, 2001     December 31, 2000

                                                               ---------------------  ---------------------

                   Cash and cash equivalents                   $                848   $                411
                   Other receivables                                          2,039                  2,366
                   Prepaid expenses                                           2,812                  3,040
                   Other assets, net                                             32                    695
                   Accounts payable                                           (736)                (1,330)
                   Accrued expenses and other liabilities                   (3,115)                (2,635)
                                                               ---------------------  ---------------------

                   Net non-U.S. currency position              $              1,880   $              2,547
                                                               =====================  =====================


 (7) INCOME TAXES

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

         In accordance with SFAS 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirteen and thirty-nine weeks ended September 28, 2001 of approximately 31% and 14% respectively. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses in Mexico and non-deductible goodwill in the U.S.

(8) RELATED PARTY NOTE RECEIVABLE

In August, 2001 the Company issued a $3 million convertible subordinated loan to Franklin Connections, LLC, a related party. If converted, this investment would represent approximately 17.3% ownership in Franklin, Connections LLC a company dedicated to the manufacture and distribution of candy.

 (9) EARNINGS PER SHARE

         Basic and diluted net (loss) income per common share ("EPS") for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen and thirty-nine weeks ended September 28, 2001 and September 29, 2000 were 6,866,100. The Company has no dilutive securities.

 (10) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative instruments and Hedging Activities" as amended, which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption had no significant impact on the financial statements of the Company.

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, and is effective for financial statements issued for years beginning after December 15, 2001 and interim periods within those years. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective in the third quarter of 2001. The following tables present those proforma effects by segment:


                                           CONTRACT         METAL          UNALLOCATED
                                        MANUFACTURING     STAMPING     CORPORATE AND OTHER     INTER-SEGMENT      TOTAL
                                      -------------------------------------------------------------------------------------
 13 WEEKS ENDED SEPTEMBER 28, 2001
 Net sales                                  $    11,928    $  19,728            $          -      $     (167)      $31,489
 Gross profit (loss)                                779          958                       -                -        1,737
 Operating expenses                                 662          792                     783                -        2,237
 Other income (expense)                           (284)        (454)                   (312)                -      (1,050)
---------------------------------------------------------------------------------------------------------------------------
 13 WEEKS ENDED SEPTEMBER 29, 2000
 Net sales                                  $     9,671    $  19,123            $          -      $         -      $28,794
 Gross profit (loss)                                488          756                       -                -        1,244
 Operating expenses                                 731          783                   1,377                -        2,891
 Other income (expense)                           (287)        (201)                   2,097                -        1,609
---------------------------------------------------------------------------------------------------------------------------
 39 WEEKS ENDED SEPTEMBER 28, 2001
 Net sales                                  $    36,236    $  60,678            $          -      $   (2,142)      $94,772
 Gross profit (loss)                              1,883        3,191                       -                -        5,074
 Operating expenses                               4,101        2,864                   6,139                -       13,104
 Other income (expense)                           (930)      (1,342)                   4,296                -        2,024
---------------------------------------------------------------------------------------------------------------------------
 39 WEEKS ENDED SEPTEMBER 29, 2000
 Net sales                                  $    54,247    $  58,909            $          -      $     (794)     $112,362
 Gross profit (loss)                              2,771        3,623                   (155)                -        6,239
 Operating expenses                               2,812        2,341                   5,019                -       10,172
 Other income (expense)                           (731)        (465)                  23,268                -       22,072
---------------------------------------------------------------------------------------------------------------------------


 GENERAL

NET SALES

         Net sales for the thirteen weeks ended September 28, 2001 increased 9% to $31.5 million from $28.8 million for the comparable period in 2000 and for the thirty-nine weeks ended September 28, 2001 net sales decreased 15% to $94.8 million from $112 million for the comparable period in 2000.

Sales for Contract Manufacturing for the thirteen weeks ended September 28, 2001 increased to $11.9 million from $9.7 million for the same period in the prior year. For the thirty-nine weeks ended September 28, 2001 sales decreased to $36.2 million from $54.2 million for the same period in 2000. This decrease was primarily due to the sale of the electronic manufacturing services (EMS) operation during the second quarter of 2000.

Sales for Metal Stamping for the thirteen weeks ended September 28, 2001 increased to $19.7 million from $19.1 million for the same period in the prior year and for the thirty-nine weeks ended September 28, 2001 increased to $60.7 million from $58.9 million for the same period in 2000.

GROSS PROFIT (LOSS)

         Gross profit increased to $1.7 million or 6% of sales for the thirteen weeks ended September 28, 2001, as compared to $1.2 million or 4% of sales for the same period of the prior year. Gross profit decreased 18% to $5.1 million or 5% of sales for the thirty-nine weeks ended September 28, 2001, as compared to a gross profit of $6.2 million or 6% of sales for the same period of the prior year.

Gross profit for Contract Manufacturing for the thirteen weeks ended September 28, 2001 increased to $779 thousand from $488 thousand for the same period in the prior year. For the thirty-nine weeks ended September 28, 2001 the gross profit decreased to $1.9 million from $2.8 million for the same period in 2000.

Gross profit for Metal Stamping for the thirteen weeks ended September 28, 2001 increased to $958 thousand from $756 thousand for the same period in the prior year and for the thirty-nine weeks ended September 28, 2001 decreased to $3.2 million from $3.6 million for the same period in 2000.


OPERATING EXPENSES

         Operating expenses decreased 24% to $2.2 million for the thirteen weeks ended September 28, 2001, compared to $2.9 million for the same period of the prior year. Operating expenses increased 28% to $13.1 million for the thirty-nine weeks ended September 28, 2001, compared to $10.2 million for the same period of the prior year.

Operating expenses for Contract Manufacturing for the thirteen weeks ended September 28, 2001 decreased to $662 thousand from $731 thousand and for the thirty-nine weeks ended September 28, 2001 increased to $4.1 million from $2.8 million in the same period of the prior year. This increase was primarily due to restructuring costs of $1.7 million recorded during the thirty-nine weeks ended September 28, 2001, partially offset by the expenses of the EMS operation that was sold during the second quarter of 2000. The Company expects to incur and record approximately $500 thousand in contract manufacturing for additional severance payments and other restructuring costs in subsequent periods.

Operating expenses for Metal Stamping for the thirteen weeks ended September 28, 2001 increased to $792 thousand from $783 thousand and for the thirty-nine weeks ended September 28, 2001 increased to $2.9 million from $2.3 million in the same period of the prior year.

Operating expenses for Corporate for the thirteen weeks ended September 28, 2001 decreased to $783 thousand from $1.4 million and for the thirty-nine weeks ended September 28, 2001 increased to $6.1 million from $5 million in the same period of the prior year. The increase is primarily due to the restructuring costs of $3.2 million recorded during the thirty-nine weeks ended September 28, 2001, offset by decrease of corporate overhead of $2 million.


OTHER INCOME (EXPENSE)

         Other income (expense) for the thirteen weeks ended September 28, 2001 was a net expense of $1.1 million, compared to net other income of $1.6 million in the same period of the prior year. Net other income for the thirty-nine weeks ended September 28, 2001 was $2 million compared to $22.1 million in the same period of 2000.


Other expense for Contract Manufacturing for the thirteen weeks ended September 28, 2001 decreased to $284 thousand from $287 thousand and for the thirty-nine weeks ended September 28, 2001 increased to $930 thousand from $731 thousand in the same period of the prior year.

Other expenses for Metal Stamping for the thirteen weeks ended September 28, 2001 increased to $454 thousand from $201 thousand and for the thirty-nine weeks ended September 28, 2001 increased to $1.3 million from $465 thousand in the same period of the prior year.

Other income and (expense) for Corporate for the thirteen weeks ended September 28, 2001 decreased to a net expense of $312 thousand from income of $2.1 million, the decrease for the thirteen week period was primarily due to the recognition on equity in losses of unconsolidated joint venture of $755 thousand. For the thirty-nine weeks ended September 28, 2001 other income decreased to $4.3 million from $23.3 million in the same period of the prior year. During the second quarter of 2000 the Company recognized a gain of $20.5 million as a result of the sale of the EMS operation. During the same period in 2001 the Company recognized a gain of $2.6 million related to the sale of the EMS operation and recognition of final earn-out related to the sale of Optimag.

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

NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE

         Net loss for the thirteen weeks ended September 28, 2001 was $1.1 million compared to $1 million in net loss for the same period of 2000. Net loss for the thirty-nine weeks ended September 28, 2001 was $9.7 million compared to $17.5 million net income for the same period of 2000. Basic and diluted net loss per common share for the thirteen weeks ended September 28, 2001 was $0.15 loss per share, which compares with $0.14 loss per share for the same period of the prior year. Basic and diluted net loss per common share for the thirty-nine weeks ended September 28, 2001 was $1.41 loss per share, which compares with $2.56 income per share for the same period of the prior year.




LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital (defined as current assets minus current liabilities) as of September 28, 2001 decreased to $32.5 million as compared to $42.1 million from December 31, 2000.

         For the thirty-nine weeks ended September 28, 2001 the net cash used in operating activities was $13.8 million. Cash used in operating activities was primarily due to operating losses in our joint venture with General Electric as a result of the Juarez plant closing.

         The net cash provided by investing activities was $3.1 million for the thirty-nine weeks ended September 28, 2001. During the thirty-nine weeks ended September 28, 2001 the Company recorded proceeds of $2.6 million related to sale of subsidiaries, sale of investment securities of $1.9 million and $7 million from payment of a related party note receivable. During this period the Company invested $3.9 million in purchase of machinery and equipment, issued a note receivable to a related party of $3 million and deconsolidated $1.5 million of cash in the joint venture with General Electric.

         For the thirty-nine weeks ended September 28, 2001 the net cash provided by financing activities was $5.9 million.

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

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, and is effective for financial statements issued for years beginning after December 15, 2001 and interim periods within those years. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Elamex's functional currency is the U.S. dollar and is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

         Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $19.1 million at September 28, 2001, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $191 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.



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

                                                  ELAMEX, S.A. de C.V.

     Date: November 19, 2001       By:            /s/ Richard P. Spencer
                                       -----------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)



     Date: November 19, 2001       By:            /s/_Daniel L. Johnson
                                       -----------------------------------------
                                                     Daniel L. Johnson
                                               VICE-PRESIDENT OF FINANCE AND
                                                  CHIEF FINANCIAL OFFICER






15