Form 10-K405
period 2001-12-31
ELAMEX SA DE CV
filed 2002-03-29
CIK 1009302

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

      For the fiscal year ended                   Commission file number:
          DECEMBER 31, 2001                              0-27992

                              ELAMEX, S.A. DE C.V.

             (Exact name of Registrant as specified in its charter)

               Mexico                                       NOT APPLICABLE
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    4171 N. MESA BLDG D. 3RD  FLOOR                             79902
             EL PASO, TX                                      (zip code)
(Address of principal executive offices)

                                 (915) 351-2382
       (Registrant's telephone number including area code, in El Paso, TX)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                  Name of exchange on which registered

CLASS I COMMON STOCK, NO PAR VALUE                 NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 was: approximately $12,751,044.

The number of shares of Class I Common Stock of the registrant outstanding as of March 8, 2002 was: 6,866,100

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

REFERENCES IN THIS FORM 10-K TO ELAMEX OR THE COMPANY ARE TO ELAMEX, S.A. DE C.V. AND ITS SUBSIDIARIES, COLLECTIVELY, AND REFERENCES TO ELAMEX, S.A. DE C.V. ARE SOLELY TO ELAMEX, S.A. DE C.V. IN THIS FORM 10-K, REFERENCES TO $ AND U.S. DOLLARS ARE TO UNITED STATES DOLLARS AND REFERENCES TO PS$ AND PESOS ARE TO MEXICAN PESOS.

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

         On March 18, 2002 the Company's Board of Directors approved, subject to necessary shareholder approvals, the acquisition of 100% of Mt. Franklin Holdings LLC (Franklin). Franklin owns 100% of Franklin Connections LP, a general line candy manufacturer with a current annual installed capacity of approximately 70 million pounds and a retail/food service nut packing company located in El Paso, Texas. The Board of Directors also approved the acquisition of 100% of the outstanding stock of Franklin Inmobiliarios, S.A. de C.V. (Inmobiliarios) which owns the approximately 175,000 sq.ft. candy manufacturing building used in Franklin in Juarez, Mexico. The acquisitions are expected to close in April, 2002.

         The acquisition of both Franklin and Inmobiliarios will be accomplished by the issuance of approximately 1,846,000 shares of restricted Elamex stock and approximately $1,145,000 in cash. This transaction will result in total outstanding Elamex shares of approximately 8,712,000 of which 55.6% will be owned by Accel, S.A. de C.V. or its related affiliates. The issuance of the Elamex shares is subject to authorization by the Elamex shareholders at a extraordinary shareholders' meeting planned for April 19, 2002, which meeting will be held in conjunction with Elamex's annual shareholders' meeting scheduled for the same day.

         Franklin is currently owned 32.9% by Accel, S.A. de C.V., which currently owns 59% of Elamex. Inmobiliarios is currently owned 50% by a company in which the Chairman of the Board of Elamex is a principal. All of the cash paid will be used to acquire the ownership interests of Franklin. The cash portion of this transaction will be paid only to non-related third parties, not to Accel or any party related to the Chairman of the Board of Elamex.

         Simultaneous with the acquisition of these two companies, the Board of Directors has also approved the infusion of $7.5 million of new equity into Franklin to repay short term demand loans previously made to Franklin by Elamex and to provide additional general working capital for the Franklin business. A demand loan totaling $2.0 million was provided to Franklin in February 2002 to meet continuing cash flow needs and were guaranteed by the chairman of the board of Elamex and another principal of Inmobiliarios.

OVERVIEW

         Elamex is a 29-year-old manufacturing services provider, incorporated in Mexico, quoted on NASDAQ and with headquarters in El Paso, Texas. Elamex provides manufacturing services through operations located in both Mexico and the United States. Elamex provides high quality finished goods to Original Equipment Manufacturers (OEMs) pursuant to manufacturing contracts. Elamex focuses on the effective management of assembly processes, which range from assembly-only services managed by the customer or by Elamex, to full materials procurement and assembly contracts.

         Elamex's customers are primarily U.S. companies, mainly in the appliance, telecommunications, automotive, confectionery and medical industries. Elamex's sales contracts generally call for payment in U.S. dollars and, accordingly, its revenues are in U.S. dollars. Financing is obtained in the same currency. Elamex's corporate offices are located in El Paso, Texas and its Mexican based manufacturing services facilities are located within 12 miles of the U.S. border, the El Paso International Airport, and rail and truck depots in El Paso, Texas. Elamex currently has 19 facilities in the U.S. and Mexico to serve its customers. Elamex prepares financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.
GAAP) and also maintains certain financial and tax information in conformity with accounting principles generally accepted in Mexico (Mexican GAAP).

         Elamex was a pioneer in Mexico's Border Industrialization Program, usually referred to as the Maquiladora program, in which, originally, real estate, and later also labor, were provided to foreign companies. These companies managed the production for export, or the enhancement of their own imports into Mexico for subsequent export. Elamex's business has evolved from the early Maquiladora concept to its present state, which includes management, by Elamex itself, of assembly services and shelter manufacturing services.

         Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. (Elamex Internacional) with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. (Accel), a public company listed on the Mexico Stock Exchange, acquired a majority interest in Elamex. Elamex was registered as a public company and began trading its stock on NASDAQ in March 1996.

         Elamex provides contract manufacturing services, which included shelter and assembly services, throughout Mexico for non-electronic manufacturing services companies. Under the shelter business model, Elamex provides labor and administrative services. Currently, Elamex has support infrastructure for shelter operations in the following Mexican cities; Cd. Juarez, Nuevo Laredo, Chihuahua, Torreon and Saltillo, representing a combined total of over 1,220,000 square feet of manufacturing space. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services.

         Elamex is also engaged in a joint venture for plastics and metal stamping with General Electric (GE). This joint venture, known as Qualcore, S. de R. L. de C.V. (Qualcore) operates a 116,000 square foot facility in Celaya, northwest of Mexico City. Qualcore is registered to ISO 9002 and is also engaged in Six Sigma quality initiatives.

         Elamex has a wholly-owned metal stamping subsidiary, Precision Tool, Die and Machine Company, Inc. (Precision), in Louisville, Kentucky. This operation has three manufacturing facilities with a combined square footage of 370,000, is registered to both ISO 9002 and QS 9000, and is engaged in Six Sigma quality initiatives.

INDUSTRY BACKGROUND

         In the mid-1970's, Mexico's Maquiladora program allowed OEMs, willing to partner with Mexican-owned manufacturing companies, to access Mexico's low-cost labor base in a free-trade environment. Under this program, raw materials could be imported in-bond, transformed into a finished component or product and exported without duty. Two distinct manufacturing programs grew from this environment; shelter services and contract manufacturing, both of which are offered by Elamex.

         Shelter services provides space or a dedicated facility, hired and trained manufacturing personnel and administrative services. Production management is typically handled by the OEM. The OEM also provides materials and equipment. Shelter service costs are typically billed by the hour. Contract manufacturing is a natural expansion of shelter services in which Elamex offers complete manufacturing services to OEMs, including materials procurement, management and control of production processes and customs management, as well as providing shared and/or dedicated facilities and labor and administrative management. Elamex's breadth of services and range of third party quality certifications, such as ISO 9002, ANSI-J-STD-001 and GIDEP (General Industry Data Exchange Program), gives it a significant market advantage.

         The elimination of prohibitions on foreign business ownership and the initiation of the North American Free Trade Agreement (NAFTA) have encouraged the migration of large numbers of multinational competitors. Elamex's competitive environment has increased. To counter this, Elamex began a service diversification program by vertically integrating in component-level markets, such as plastics and metal stamping, both through acquisition and joint venture.

         The appliance and automotive industries began a strong migration to Mexico in the 1990s. Companies in these industries looked for specialized business arrangements such as joint ventures, alliances and multi-year business guarantees, in order to secure capacity from high quality Mexican-based suppliers. Qualcore was the result of this particular business model used to meet the perceived needs of these companies. It also appeared that there was a strong need for regional U.S. support in some of these same commodities. Elamex's acquisition of Precision in 1999 was to expand supplier arrangements with existing customers by offering U.S. based production and also to expand its industry penetration through the addition of new customers with both U.S. and Mexican manufacturing needs. This strategy provides significant benefits to OEM customers seeking to consolidate their supply base.

         In 2000, increasing consolidation in the EMS market prompted Elamex to divest itself of its EMS operation (see note 2 to the Consolidated Financial Statements included elsewhere in this Form 10-K). Also, lower than expected volumes and margins in the Qualcore project have prompted GE and Elamex to jointly consider alternative solutions regarding the future of Qualcore.

MANUFACTURING SERVICES

         Elamex offers one of the broadest portfolios in the manufacturing services industry. Elamex's work in the plastics and metal stamping areas is predominantly for the appliance, automotive and consumer electronics industries. Capabilities in this area include: tooling design and repair, fabrication or procurement, injection-molded plastics, metal stamping, powder coat painting, pad printing and plating, Elamex's work in the shelter and assembly services area has included the manufacture of such varied devices as, compressors, bicycles, medical appliances, etc. In 1999, Elamex also began packaging food products.

         Elamex's metal stamping operations manufacture custom parts for its assembly operation and for third party OEMs. In 2001, 60% of sales came from these operations. Typically, the customer develops part designs and either the customer or Elamex may design tooling or dies. In some cases, tooling is moved to Elamex's facility from the customer and in other cases, Elamex's tooling group designs and either fabricates or procures new tooling. In addition to the basic plastic injection molding and metal stamping operations, Elamex offers secondary finishing operations such as plating, painting and pad printing as well as assembly of fabricated and/or machined parts.

         As an independent contractor-manufacturing arm of its customers, Elamex combines stringent quality control, sophisticated inventory management and cost-effective assembly techniques for the benefit of its customers. Elamex's manufacturing operations are structured to incorporate the complex design specifications of its customers' projects and to respond rapidly to their design changes. In establishing a total manufacturing solution to its OEM customers, Elamex provides expertise in managing manufacturing operations, workforce training, and arranges customs, warehousing and other matters inherent in manufacturing in Mexico.

         Elamex has established quality control processes under the International Standards Organization certification 9002 (ISO 9002), and FDA Good Manufacturing Practices (FDA GMPs).

CUSTOMERS AND MARKETS

         Elamex customers are a diverse group of U.S. and multinational OEMs and other manufacturers. Precision accounted for $78.8 million of Elamex's $134.1 million (including inter-company sales of $2.1million) in net sales, or 58.8%. Precision's main customers are a manufacturer of automotive parts and a manufacturer of home appliances which represented a combined 58.8% of Precision's total sales for 2001. Elamex's Mexican manufacturing services operation accounted for $55.3 million, or 41.2% of Elamex's total sales. As indicated above, the customers of this operation vary greatly, i.e., from refrigeration coils to teeth aligners to bicycles. Elamex, in conjunction with another company, is a party to a manufacturing contract pursuant to which Elamex has agreed to manufacture shotgun components and safe deposit boxes. Due to the Mexican government's regulation of the manufacture of firearms, this contract is performed by Elamex de Torreon, S.A. de C.V. (Elamex de Torreon), a company beneficially owned by certain of Elamex's officers and directors, under contract to Elamex. Included in Elamex's total Mexican manufacturing sales is Qualcore operations during the first six months of 2001, which accounted for $8.6 million of total consolidated sales, or 6.4% of Elamex's total sales. Qualcore sells primarily to a single manufacturer of home appliances. Operating results of Qualcore were consolidated into Elamex's consolidated operating results only until the end of the second quarter of 2001. Subsequent to that quarter, Qualcore's operating results have been reported on the equity method due to changes in management control of the joint venture.

QUALITY ASSURANCE

         The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. To serve a larger base of customers in the United States, Elamex has been registered under ISO 9002 at all of the facilities where Elamex manages the labor force.

SALES AND MARKETING

         Elamex has pursued the diversification of its market segments and customer base seeking relationships with leading OEMs. Elamex's principal sources of new business originate from the growth of existing relationships, referrals and direct sales through senior management and direct sales personnel. Sales personnel, supported by executive staff, identify and develop relationships with potential OEM customers who meet a certain profile, which includes financial stability, industry leadership, need for technology and assembly-driven manufacturing, anticipated unit volume growth and long-term relationship potential. Elamex also advertises in trade journals, participates in industry trade shows and conducts seminars to introduce potential customers to the benefits of contract manufacturing in Mexico.

COMPETITION

         The shelter, contract assembly, metal stamping and plastics industries are comprised of a number of a large number of companies, several of which have achieved substantial market share. Elamex also faces competition from current and prospective customers who evaluate Elamex's capabilities against the merits of manufacturing products internally. Elamex competes with various companies, depending on type of service or geographic location.

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

SUPPLIERS

         Elamex uses numerous suppliers of components and raw materials for its operations. Although Elamex has a general policy against procuring components without a customer commitment to pay for them, it may do so on occasion.

EMPLOYEES

         Elamex had 1,860 employees at December 31, 2001, of which 460 were employees of Precision and 1,400 were employees of Elamex's Mexican manufacturing services operation. Mexican collective bargaining agreements cover approximately 25 Mexican employees. All other employees are not subject to collective bargaining agreements. Elamex believes that its labor relations are good in all of its operations.

ENVIRONMENTAL COMPLIANCE

         Elamex's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the Ecological Law) and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the Ministry of the Environment, Natural Resources and Fisheries). Since September 1990, each such company has been required to file semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls for air emissions, waste water discharge and the disposition of industrial waste. Elamex is licensed to handle radioactive materials and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, Elamex is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of any hazardous wastes generated by Elamex that are derived from materials imported from the U.S., a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property. Elamex is not aware of any non-compliance with the above mentioned regulations.

         Mexican environmental laws and regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the U.S. and Canada in connection with NAFTA. Elamex believes that its policies with respect to environmental matters in Mexico currently exceed the standards set forth in the Ecological Law. Elamex is committed to maintaining high standards of environmental protection controls

RISKS OF POTENTIAL FUTURE ACQUISITIONS AND INVESTMENTS

         Our business will depend in the future on the successful acquisition, integration, financing and performance of businesses. Our strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are reasonable and that the new businesses we choose to enter will not provide the benefits we expect. Our future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring and integrating a new business.

EXCHANGE RATES

         The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.

YEAR ENDED DECEMBER 31,   HIGH (1)    LOW (1)     AVERAGE (2)     PERIOD END(1)
----------------------    ---------   -------     ----------      ------------
1991                       Ps$3.07    Ps$2.95       Ps$3.01         Ps$3.07
1992                          3.14       3.06          3.08            3.12
1993                          3.16       3.02          3.11            3.11
1994                          5.76       3.10          3.39            5.00
1995 (*)                      8.14       5.27          6.41            7.74
1996 (*)                      8.05       7.17          7.60            7.86
1997 (*)                      8.38       7.72          7.91            8.06
1998 (*)                     10.58       8.04          9.15            9.94
1999 (*)                     10.60       9.24          9.56            9.52
2000 (*)                     10.08       9.18          9.46            9.64
2001 (*)                      9.98       8.94          9.34            9.17
SOURCE: Ciemex-Wefa Group
(1) Monthly rates at market close.
(2) Average of monthly rates. (*) Official exchange rate by the Bank of Mexico.

ITEM 2. PROPERTIES

Elamex's Ciudad Juarez facilities are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities:

    LOCATION          SQUARE FEET               ACTIVITY                               LEASED/OWNED
    --------          -----------               --------                               ------------
Cd. Juarez               40,588     Industrial Bag Manufacturing                           Leased
Cd. Juarez               90,848     Available                                              Leased
Cd. Juarez               58,841     Medical Product Assembly                               Owned (1)
Cd. Juarez               50,000     Medical Product Assembly                               Owned (1)
Cd. Juarez               43,034     Medical Product Assembly                               Owned (1)
Cd. Juarez               67,237     Medical, Telecommunications and Military Products      Owned
Cd. Juarez               47,665     Electromechanical Product Assembly                     Leased
Cd. Juarez               37,979     Industrial Bag Manufacturing                           Leased
Cd. Juarez              177,294     Confectionery Production                               Leased(2)
Chihuahua                47,835     Available                                              Owned
Nuevo, Laredo            80,155     Available                                              Owned
Torreon                  55,845     Assembly of Shotgun Parts                              Owned (3)
Ramos Arizpe,Coahila     41,870     Air Conditioning Coiling Assembly                      Leased
El Paso, TX              10,064     Warehouse                                              Leased
El Paso, TX               1,500     Corporate Offices                                      Leased
Louisville, KY          125,000     Metal Stamping                                         Owned
Jefferson Town, KY      132,000     Assembly                                               Leased
Louisville, KY           80,000     Metal Stamping                                         Owned
Louisville, KY           33,000     Metal Stamping Warehouse                               Owned
                      ---------
   Total              1,220,755
                      =========

(1) Facility currently being leased to a third party.
(2) Leased from Franklin Inmobiliarios, a related party.
(3) Leased to Elamex de Torreon, a related party.

ITEM 3. LEGAL PROCEEDINGS

Elamex is involved in various claims and lawsuits incidental to its business. In the opinion of management the ultimate liability thereunder, if any, will not have a material adverse effect on the business or financial position of Elamex.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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
October 1, 1999 - December 31, 1999                6 1/8       3  1/4

January 1, 2000 - March 31, 2000                   9 1/8       5 11/16
April 1, 2000 - June 30, 2000                      5 1/16      2  3/4
July 1, 2000 - September 30, 2000                  3 1/2       2 15/16
October 1, 2000 - December 31, 2000                3           1  1/4

January 1, 2001 - March 31, 2001                   2 1/2       1  1/4
April 1, 2001 - June 30, 2001                      4           1  7/8
July 1, 2001 - September 30, 2001                  4 2/5       3  2/5
October 1, 2001 - December 31, 2001                5 4/9       3  4/5

Elamex currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. Elamex has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of Elamex's existing bank credit lines impose limitations on the payment of dividends or other distributions to the shareholders, without the specific consent of the lender. As of March 8, 2002, there were approximately 839 beneficial holders of Elamex's Common Stock.

The Mexican Law of Commercial Companies (Ley General De Sociedades Mercantiles) requires that at least 5% of Elamex's net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution except as a stock dividend until the amount of such fund equals 20% of Elamex's historical capital stock. Elamex may also maintain additional reserves.

TAXATION OF DIVIDENDS

UNITED STATES FEDERAL INCOME TAXES

Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by Elamex with respect to Common Stock out of current or accumulated earnings and profits (E&P) to an U.S. holder will be treated as ordinary income to such holder. United States corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from United States corporations (and certain non-United States corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder has held the Common Stock for more than one year.

Dividends generally will constitute foreign source passive income or, in the case of certain United States holders, financial service income for U.S. foreign tax credits purposes.

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

A holder of Common Stock that is, with respect to the United States, not a United States holder (a non-United States holder) will not be subject to U.S. federal income tax on dividends paid with respect to the Common Stock, unless such dividends are effectively connected with the conduct by the holder of a trade or business in the United States.

MEXICAN INCOME TAXES

Mexican income tax law requires that Mexican corporations must pay income tax on taxable income for each fiscal year. Mexican corporations must maintain an account called the CUENTA DE UTILIDAD FISCAL NETA (CUFIN) or previously taxed net earnings account. In its CUFIN the Mexican Corporation records the balance of the taxed profits from previous years, on which income tax has already been paid plus dividends received from Mexican corporations. The CUFIN account balance is restated each year for inflation.

Whenever a Mexican Corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican Corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by Elamex to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican Corporation must pay income tax of 35% of 1.5385 times the amount in 2001, 2000 and 1999, which exceeds such balance.

Beginning in 1999, Mexican law allows Corporations to pay tax currently on their Mexican earnings at a rate of 32% in 1999 and 30% in 2000 and after, to the extent those earnings are reinvested in the Company (i.e. not paid out in dividends). The undistributed, untaxed earnings are taxed at a rate of 3% for 1999 and 5% for 2000 and thereafter when they are distributed to the shareholders as a dividend. The company can elect out of this treatment and instead choose to be taxed at a current rate of 35% (with no deferral). The Company has not elected out of this treatment and thus will pay the additional tax when those earnings are distributed in the future.

The new tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter. The effect of this change on the Company's financial statements was recorded in 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

Although Elamex is a Mexican company, its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. Elamex prepares consolidated financial statements in U.S. dollars in conformity with U.S. GAAP and also maintains certain financial and tax information in conformity with Mexican GAAP. Except as otherwise stated herein, all monetary amounts in this report have been presented in U.S. dollars.

The following table sets forth selected consolidated financial data of Elamex as of and for each of the years ended December 31, 1997, 1998, 1999, 2000, and 2001. Each of Elamex's fiscal quarters is comprised of 13 weeks and ends on a Friday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and other financial data included elsewhere in this Form 10-K.

The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2001, have been derived from our audited consolidated financial statements. The 2001, 2000 and 1999 consolidated financial statements have been audited by Deloitte & Touche. The 1998 and 1997 consolidated financial statements and related notes have been audited by KPMG LLP.

         These historical results are not necessarily indicative of the results to be expected in the future.

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                 (In thousands, except per share amounts)
                                                                                  (b)        (c)       (d)
                                                          1997       1998        1999       2000      2001
                                                       ---------   ---------   ---------  --------  ---------
INCOME STATEMENT DATA:
Net sales .........................................    $ 131,772   $ 128,890  $ 160,051  $ 174,664  $ 131,984
Gross profit ......................................       17,683      14,633     14,789      2,580      2,106
Operating income (loss) ...........................        8,956       3,630      1,449    (12,402)   (21,448)
Other income ......................................        1,326       2,531      2,272     23,127        704
Income tax provision (benefit) ....................        2,898       2,082        245     (3,203)    (3,362)
Net income (loss)..................................    $   7,383   $   4,313  $   4,336  $  17,381  $ (11,030)
Basic and diluted net income (loss) per share (a) .    $    1.00   $    0.59  $    0.63  $    2.53  $   (1.61)
BALANCE SHEET DATA:
Current assets ....................................    $  45,399   $  46,398  $  63,884  $  76,775  $  45,251
Property, plant and equipment, net ................       28,503      34,739     52,875     55,108     38,582
Total assets ......................................       74,645      81,669    127,224    142,368    101,501
Notes payable and current portion of long-term debt          496         464      4,364      5,424      2,569
Long-term debt excluding current portion ..........          654        --       26,455     24,307     16,286
Total stockholders' equity ........................    $  57,032   $  59,092  $  63,428  $  80,772  $  69,400
OTHER DATA:
Net cash provided by (used in) operating activities       13,663       6,507     (2,088)    (8,217)   (15,841)
Net cash (used in) provided by investing activities       (5,783)    (11,468)   (19,849)    23,931      2,627
Net cash (used in) provided by financing activities         (552)     (2,940)    23,404      1,479      5,707

(a) 2001, 2000, 1999, 1998, and 1997 net income (loss) per share of Common Stock was calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding which was approximately 6.9 million, 6.9 million, 6.9 million, 7.3 million, and 7.4 million and respectively.
(b) Financial information for 1999 was affected by the acquisition of Precision in June 1999.
(c) Financial information for 2000 was affected by the sale of EMS operation in May 2000.
(d) Financial information for 2001 was affected by the deconsolidation of Qualcore beginning in July 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Elamex was acquired by Accel, S.A. de C.V. and certain other investors in May 1990, and is controlled by Accel, S.A. de C.V. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the Effective
Date), of Elamex Internacional with and into Elamex, S.A. de C.V.

Although Elamex is a Mexican Corporation its functional currency is the U.S. dollar, which is the principal currency in which it conducts business. Elamex maintains certain financial information in accordance with Mexican GAAP, but prepares Consolidated Financial Statements in U.S. dollars in conformity with U.S. GAAP.

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

On October 26, 1996, the Mexican government signed a pact with labor and business representatives called the Alliance for Economic Growth (the Alliance). The Alliance defines a macroeconomic policy designed to support Mexico's economic recovery and promote future growth. Under the Alliance the Mexican government has attempted to boost the economy by providing tax incentives for new business investments, while utilizing wage and price controls to contain inflation. As part of the Alliance the Mexican government has committed to maintaining a free flotation system for the Peso in the international currency markets. The Alliance also calls for development of social and rural programs.

CRITICAL ACCOUNTING POLICIES

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

For metal stamping sales are recognized at the time the order is shipped. For contract manufacturing sales are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

Direct manufacturing contract costs related to initial manufacturing layout and setups for new contracts (Initial Manufacturing Expenses) are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment is capitalized and is amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the years ended December 31, 2001, 2000 and 1999. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred. Elamex does not engage in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Effective July 1, 2001, the operating results of Qualcore, a joint venture with General Electric, which was previously consolidated, are being reported on the equity method. This is as a result of the change in management control of the joint venture. As of the beginning of the third quarter a new four-member board of directors in which the two partners have equal voting rights directs the operations of Qualcore. A general manager appointed by the board of directors, reports directly to such board of directors.

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

Statutory employee profit sharing expense was approximately $0, $17 thousand, and $68 thousand, for the years ended December 31, 2001, 2000, and 1999, respectively.

RESULTS OF OPERATIONS

GENERAL

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

The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

2001 COMPARED TO 2000

Management's discussion and analysis of operations for the years ended December 31, 2001 and 2000 is based on the results of operations by segment for the years ended December 31, 2001 and 2000, after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective in the third quarter of 2001. The following tables present those proforma effects by segment (in thousands):

                                                       Unallocated                        Qualcore       EMS
                               Contract        Metal    Corporate     Inter-   Proforma  Adjustments  Adjustments
                             Manufacturing   Stamping   and other    segment     Total        (3)        (4)        Total
                             ==============================================================================================
YEAR ENDED DECEMBER 31, 2001
Net sales (1)                 $ 46,717       $ 78,770   $     --     $(2,142)  $ 123,345   $  8,639                $131,984
Gross profit (loss)              2,738          3,859         --          --       6,597     (4,491)                  2,106
Operating expenses (2)           5,531          3,869      6,670          --      16,070      7,484                  23,554
Other income (expense)          (1,035)        (1,716)    (2,246)         --      (4,997)     5,701                     704
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Net sales                     $ 37,794       $ 81,480   $     --     $  (794)  $ 118,480   $ 29,347    $ 26,837    $174,664
Gross profit (loss)              3,047          5,188       (177)         --       8,058     (5,178)       (300)      2,580
Operating expenses               2,313          3,372      6,138          --      11,823      1,868       1,291      14,982
Other income (expense)            (931)          (922)    21,784          --      19,931      3,196          --      23,127
---------------------------------------------------------------------------------------------------------------------------

(1) Includes sales between segments in the normal course of business.
(2) Includes restructuring costs reported in the fiscal year.
(3) Proforma effects of deconsolidation of Qualcore through June 30, 2001.
(4) Proforma effects to remove EMS operations through May 23, 2000 date of sale.

NET SALES

Net sales increased 4% to $123.3 million for the year ended December 31, 2001 from $118.5 million for prior year.

Sales for Contract Manufacturing increased 24% from $37.8 million in the prior year to $46.7 million for the current year. The increase was primarily due to increased activity in our Mexican contract manufacturing operation.

Sales for Metal Stamping decreased 3% to $78.8 million for the year ended December 31, 2001 from $81.5 million for prior year.

GROSS PROFIT

Gross profit decreased by $1.5 million to $6.6 million in 2001 from $8.1 million in 2000, a decrease of 18%.

Gross profit for Contract Manufacturing was $2.74 million in 2001 and $3.0 million in 2000, a decrease of $309 thousand or 10%, this decrease was primarily the result of fixed manufacturing expenses related to personnel retained in our contract manufacturing operation subsequent to the sale of EMS operation.

Gross profit for Metal Stamping decreased by $1.3 million to $3.9 million in 2001 from $5.2 million in 2000. The decrease of 26% was primarily due to a decrease in tooling sales.

OPERATING EXPENSES

Operating expenses increased $4.2 million to $16.1 million in the 2001 from $11.8 million in the 2000, an increase of 36%.

Operating expenses for Contract Manufacturing increased $3.2 million to $5.5 million in the 2001 from $2.3 million in the 2000, an increase of 139%. The increase was primarily due to the recognition of $2.6 million of restructuring charges, mainly severance and related expenses and write-off of non productive assets. The remainder was primarily the retention of fixed expenses subsequent to the sale of the EMS operation.

Operating expenses for Metal Stamping increased $497 thousand to $3.9 million in 2001 from $3.4 million in 2000, this increase of 15% was primarily due to restructuring charges of $286 thousand related to severance payments.

Operating expenses for Corporate increased $532 thousand to $6.7 million in 2001 from $6.1 million in 2000. This increase of 9% was primarily due to $3.2 million of restructuring charges partially offset by decrease in corporate expenses of $2.7 million resulting from the reduction of personnel and associated costs.

OTHER INCOME (EXPENSE)

Other income decreased $24.9 million to an expense of $5 million in 2001 from income of $19.9 million recorded in 2000.

Other income for Corporate decreased from $21.8 million in 2000 to an expense of $2.2 million in the current year. The decrease was primarily due to a decrease in the gain on sale of subsidiaries of $19.5 million and the recognition of the loss in joint venture of $7.8 million recorded in 2001 compared to $3.5 million in 2000.

Other expense for Contract Manufacturing increased from $931 thousand in 2000 to $1.0 million in 2001, an increase of $104 thousand or 7%.

Other expense for Metal Stamping increased from $922 thousand in 2000 to $1.7 million in 2001, an increase of 86%. This increase was primarily due to inter-company interest charges, not charged in 2000.

2000 COMPARED TO 1999

Management's discussion and analysis of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 is based on the results of operations of the Company as derived from the audited consolidated statements included elsewhere in this Form 10-K.

                                                      Years ended December 31,
                                                         2000              1999
                                                  Thousands    %    Thousands   %
Net sales                                          174,664   100.0   160,051  100.0
Cost of sales                                      172,084    98.5   145,262   90.8
Gross profit                                         2,580     1.5    14,789    9.2
Selling, general and administrative expenses        14,982     8.6    12,112    7.6
Research & development                                  --      --     1,228    0.8
Operating income (loss)                            (12,402)   (7.1)    1,449    0.9
Other income                                        23,127    13.2     2,272    1.4
Income before income taxes and minority interest    10,725     6.1     3,721    2.3
Income tax provision (benefit)                      (3,203)   (1.8)      245    0.2
Minority interest                                    3,453     2.0       860    0.5
Net income                                          17,381    10.0     4,336    2.7

NET SALES

Net sales increased 9.1% to $174.7 million in 2000 from $160.1 million in 1999. The increase was primarily due to the inclusion of sales from Precision, which was acquired in July 1999 and to growth in sales in the plastics and metal stamping operations, partially offset by the sale of the EMS operation in May 2000 which had revenues of $27 million and $68 million in 2000 and 1999, respectively.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative Expenses increased 23.7% to $15.0 million, or 8.6% of net sales, for the year ended December 31, 2000, as compared to $12.1 million, or 7.5% of net sales, for the year ended December 31, 1999. The increase is due to the consolidation of Precision, the exchange rate impact of Peso denominated expenses and to a non recurring severance, personnel and management costs directly resulting from the sale of the EMS operation.

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development Expenses (R&D) represented in absolute dollars and as percentage of net sales were $1.2 million and 0.8% respectively for the year ended 1999. These are directly attributable to expenses incurred by Optimag, Inc. (Optimag), a California corporation, in developing optical stations and electrical test equipment for companies that produce disk drive heads, magnetic media, and optical media. Elamex sold its interest in Optimag in October 1999. There were no R&D expenses incurred in 2000.

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

INCOME TAX AND ASSET TAX

Under Mexican tax law as presently in effect, Mexican companies must compute a tax based on net income and a tax based on net assets, and pay the higher of the two. The excess of the tax based on net assets; over the tax based on net income can be carried forward for ten years as a credit against future income tax.

The Corporate income tax rate was 35% for 2001. The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base by certain liabilities. For federal income tax purposes, taxpayers may currently deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses in amounts computed differently than under US GAAP. For federal income tax purposes, Mexican tax losses and net asset tax credits are updated to recognize the effects of inflation and may be carried forward ten years following the year of the loss or payment of the net assets tax.

Effective January 1, 1999, a new two-tiered tax rate system was enacted whereby the corporate tax rate was 32% and 30% on taxable earnings reinvested in the Company and 3% and 5% on those earnings when they are paid as dividends for the years ended December 31, 1999 and beyond, respectively. While the statutory rate is 35%, Elamex's effective tax rate in the future can be expected to vary from 35% because of the effects of inflation and appreciation or devaluation of the Mexican Peso.. These items are not reflected in Elamex's results of operations for U.S. GAAP purposes.

The amounts of Elamex's net asset tax and tax loss carryforwards at December 31, 2001 and 2000 are set forth in Note 8 to the Consolidated Financial Statements, included elsewhere herein. Elamex's effective tax rate was 6.6% in 1999, (29.9%) in 2000 and 16.2% in 2001.

The effective tax rate increased from a benefit of 29.9% in 2000 to 16.2% in 2001, primarily due to the effects for tax purposes of inflation gains and losses on monetary items and depreciation. The effective tax rate decreased from 6.6% in 1999 to a benefit of 29.9% in 2000, primarily due to basis differences in the net assets of the EMS operation disposed of in 2000 and currency and inflationary gains and losses in Mexico. In addition, Elamex has established a valuation allowance to offset the tax benefit associated with certain asset tax carryforwards of individual Mexican subsidiaries, net losses of sale of stock in the Company's EMS operation and net operating losses from the Company's joint venture, as realization of those benefits are not considered more likely than not at this time.

The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The Tax Sharing Agreement entered into between the majority stockholder, Accel, S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits. Beginning in 1999, tax Law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority (SHCP) based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

DEFERRED TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.. When necessary, a valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.. Consolidated net deferred tax asset for the year ended December 31, 2001 was $2.3 million and deferred tax liabilities were $1.8 million for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Elamex's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) decreased for the year ended December 31, 2001 as compared to the 2000 year. At December 31, 2001, Elamex had working capital of $14.8 million compared to $17.2 million at December 31, 2000. The decrease was primarily due to decreases in accounts receivable of $4.9 million, inventories of $226 thousand and accounts payable of $2.4 million.

For the year ended December 31, 2001, Elamex had net cash used in operating activities of $14.5 million, which resulted primarily from a net operating loss of $21.4 million offset by depreciation and amortization of $4.4 million.

Net cash provided by investing activities for the year ended December 31, 2001, was $1.3 million. Of this amount, $1.9 million was from proceeds from sale of securities, $1.3 million was invested in the joint venture and $4.4 million was used to invest in new equipment. In addition $4.0 million was provided in connection with loans to related parties. Cash provided by investing activities also included proceeds from the sale of subsidiaries of $2.6 million and the net cash effect of the deconsolidation of Qualcore which reduced cash by $1.5 million.

Net cash provided by financing activities for the year ended December 31, 2001, was $5.7 million, which is primarily due to additional debt incurred of $11.6 million net of repayments of $5.9 million.

Management intends to fund current operations and activities of the Company through existing working capital, cash and available credit facilities.

Elamex had the following lines of credit and outstanding borrowings at December 31, 2001:

                    OUTSTANDING LOANS AS OF DECEMBER 31, 2001
             (In Thousands of U.S. Dollars, Except Where Indicated)

                                                                                    Amount        Effective
             Facility                                                             Outstanding   Interest Rate
-------------------------------------------------------------------------------------------------------------
Note payable to a bank due in semi-annual installments of principal through
 March 2010 with interest payable monthly at a variable interest rate calculated weekly, collateralized by substantially
 all assets of Precision                                                             $9,463          2.15%

Revolving line of credit with a bank expiring March 2004 with interest payable monthly at Prime minus 1%, collateralized by
 inventories and trade accounts receivable                                            6,325          4.75%

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March 2007 at the bank's index rate
 collateralized by a letter of credit.                                                1,835          6.00%

Note payable to GE Appliances to purchase equipment due in 36 payments
through August 2004, interest prime plus 0.25%.                                       1,232           6.8%

The available credit facilities place certain restrictions on the payment of dividends and use of proceeds from disposition of collateralized fixed assets, limit investments or advances in other companies, limit the incurrence of debt and require the Company's subsidiary Precision to maintain certain financial ratios and insurance coverage. As of December 31, 2001, Precision was not in compliance with the above restrictions, requirements and covenants. However, Precision has received a waiver from the Bank for the period ended December 31, 2001 and the interim period ending March 31, 2002. In addition the bank has agreed to modify the existing covenants in connection with the bank debt. Precision believes that it will be able to comply with the new terms and conditions in the future, however, there is no guarantee of Precision continuing compliance.

ACQUISITIONS/DIVESTITURES

On December 6, 2000, Elamex sold its interest in Manufacturas del Noreste, S.A. de C.V., a subsidiary of Elamex, to the subsidiary's customer for approximately $195 thousand in cash and recognized a gain of approximately $100 thousand, which is reflected in the 2000 results of operations.

On May 23, 2000, Elamex, S.A. de C.V. closed the sale of its contract electronics manufacturing services (EMS) operation. Under the terms of the transaction, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value. An additional gain of $280 thousand was recognized in 2001. The sold EMS operation was housed in two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $68 million in revenue in 1999 and $26 million in revenue in 2000 for the period through May 23, 2000, the date of the sale.

On July 27, 1999, Elamex, consummated the purchase of all of the common stock of Precision. Elamex acquired the stock from the shareholders of the privately-held company for U.S. $20.3 million in cash. Precision acquisition was accounted for as a purchase. The excess of purchase price over the fair value of net assets acquired was $10.2 million. Amortization expense during the years ended December 31, 2001, 2000 and 1999 were $477, $497 thousand and $205 thousand respectively. The purchase price was financed with cash on hand of Elamex in the amount of U.S. $5.3 million and a loan agreement with two banks. These short-term facilities were restructured into long-term loans with another bank on January 26, 2000.

Optimag Inc. ("Optimag") was formed in 1998 to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. Effective October 1999, the Company sold its interest in Optimag for $2.3 million plus an earnout to be paid based upon sales for Calendar Year 2000. The Company recognized gains of $2.3 million $826 thousand and $2.7 million, which are reflected in the 2001, 2000 and 1999 results of operations, respectively.

On July 14, 1998, Elamex formed a Joint Venture with General Electric International Mexico, S.A. de C.V. (GE) to produce plastic molding and stamped metal components in Cd. Juarez, Mexico. Elamex contributed its plastic molding and stamped metal operations to the JV in exchange for 50.1% interest in the JV. GE paid approximately $3.5 million to Elamex in exchange for a 49.9% interest. In connection with the JV, GE received a three-year warrant which expired and unexercised in August 2001 to purchase up to 6.3% of Elamex's common stock. In July 2001 Elamex and GE agreed to jointly manage Qualcore through a four member board of directors on which each partner is equally represented. As a result of this change in management control, Elamex no longer consolidated Qualcore's results of operations into Elamex, rather reported such result under the equity method.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", this statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SAFS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is in the process of evaluating the impact of SAFS No. 142 on its financial position and results of operations.

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

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $19.2 million at December 31, 2001, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates could result in a $192 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elamex, S.A. de C.V.

We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 (all expressed in thousands of U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Qualcore, S. de R.L. de C.V. (a consolidated subsidiary during the years ended December 31, 2000 and 1999) for the years ended December 31, 2000 and 1999, which statements reflect total assets constituting 11% of consolidated total assets as of December 31, 2000 and total revenues constituting 17% and 6% of the consolidated total revenues for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Qualcore, S. de R.L. de C.V. is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE
CIUDAD JUAREZ, MEXICO

January 25, 2002

Except for note 16 and paragraph (a) of note 7 as to which the date is March 20, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Qualcore, S. de R.L. de C.V.:

We have audited the consolidated balance sheets of Qualcore, S. de R.L. de C.V. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 2000 and 1999 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualcore, S. de R.L. de C.V. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ KPMG CARDENAS DOSAL S.C.
JUAREZ, MEXICO
JANUARY 16, EXCEPT FOR NOTE 6
  WHICH IS AS OF MARCH 6, 2001

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000 (IN THOUSANDS OF U.S. DOLLARS)

                                                                      2001        2000
                                                                   ---------   ---------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  16,850   $  24,357
     Receivables:
       Trade accounts, net                                            16,362      24,247
       Other receivables, net                                          2,363       4,354
       Related party note receivable                                               7,000
                                                                   ---------   ---------
       Total receivables                                              18,725      35,601

     Investment securities                                                         1,945
     Inventories, net                                                  5,550       9,607
     Refundable income taxes                                           3,365       3,301
     Prepaid expenses                                                    515       1,701
     Deferred income taxes                                               246         263
                                                                   ---------   ---------
       Total current assets                                           45,251      76,775

Property, plant and equipment, net                                    38,582      55,108
Investment in unconsolidated joint venture                             2,843
Goodwill, net                                                          8,975       9,452
Deferred income taxes                                                  2,034
Related party note receivable                                          3,000
Other assets, net                                                        816       1,033
                                                                   ---------   ---------
                                                                   $ 101,501   $ 142,368
                                                                   =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt           $   2,569   $   5,424
     Accounts payable                                                  9,478      21,008
     Accrued expenses                                                  3,645       6,387
     Taxes payable                                                        67       1,848
                                                                   ---------   ---------
       Total current liabilities                                      15,759      34,667

Long-term debt, excluding current portion                             16,286      24,307
Other liabilities                                                         56         103
Deferred income taxes                                                              2,045
                                                                   ---------   ---------
       Total liabilities                                              32,101      61,122

Commitments and contingencies (Notes 8, 14 and 15)

Minority Interest                                                                    474

Stockholders' equity:
     Preferred stock, no par, 50,000,000 shares authorized,
       none issued or outstanding
     Common stock, 22,400,000 shares authorized, 7,400,000
       issued and 6,866,100 outstanding                               35,060      35,060
     Retained earnings                                                37,237      48,267
     Treasury stock, 533,900 shares at cost                           (2,518)     (2,518)
     Accumulated other comprehensive loss, net of tax of $207 and
       $19, respectively                                                (379)        (37)
                                                                   ---------   ---------
       Total stockholders' equity                                     69,400      80,772
                                                                   ---------   ---------
                                                                   $ 101,501   $ 142,368
                                                                   =========   =========

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND, 1999
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                               2001          2000          1999
                                                           -----------   -----------   -----------
Net sales                                                  $   131,984   $   174,664   $   160,051
Cost of sales                                                  129,878       172,084       145,262
                                                           -----------   -----------   -----------

       Gross profit                                              2,106         2,580        14,789
                                                           -----------   -----------   -----------

Operating expenses:
     General and administrative                                  9,373        13,108        10,274
     Selling                                                     1,265         1,874         1,838
     Research and development                                       --            --         1,228
     Restructuring charges                                      12,916            --            --
                                                           -----------   -----------   -----------
       Total operating expenses                                 23,554        14,982        13,340
                                                           -----------   -----------   -----------

       Operating (loss) income                                 (21,448)      (12,402)        1,449
                                                           -----------   -----------   -----------

Other income (expense):
     Interest income                                             1,280         1,797           623
     Interest expense                                           (2,098)       (2,556)       (1,375)
     Equity in loss of unconsolidated joint venture             (1,464)
     Gain on sale of subsidiaries                                2,612        21,461         2,627
     Other, net                                                    374         2,425           397
                                                           -----------   -----------   -----------
       Total other income                                          704        23,127         2,272
                                                           -----------   -----------   -----------

       (Loss) income before income taxes and minority
       interest                                                (20,744)       10,725         3,721

     Income tax (benefit) provision                             (3,362)       (3,203)          245
                                                           -----------   -----------   -----------

     (Loss) income before minority interest                    (17,382)       13,928         3,476

     Minority interest                                           6,352         3,453           860
                                                           -----------   -----------   -----------

       Net (loss) income                                       (11,030)       17,381         4,336

     Other comprehensive unrealized loss on
      Investment securities, net of income tax benefit of
      $207 and $19, respectively                                  (342)          (37)
                                                           -----------   -----------   -----------
     Comprehensive (loss) income                           $   (11,372)  $    17,344   $     4,336
                                                           ===========   ===========   ===========

     Net (loss) income per share, basic and diluted        $     (1.61)  $      2.53   $      0.63
                                                           ===========   ===========   ===========
     Shares used to compute net (loss) income per
      share, basic and diluted                               6,866,100     6,866,100     6,866,100
                                                           ===========   ===========   ===========

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS OF U.S. DOLLARS)

                                                COMMON STOCK                                        ACCUMULATED
                                          ---------------------------                                  OTHER           TOTAL
                                               SHARES                     RETAINED       TREASURY  COMPREHENSIVE   STOCKHOLDERS'
                                             OUTSTANDING      AMOUNT      EARNINGS        STOCK        LOSS           EQUITY
                                          --------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                      6,866,100      $ 35,060      $ 26,550      $(2,518)     $  --          $ 59,092

Net income                                                                    4,336                                     4,336
                                          --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    6,866,100        35,060        30,886       (2,518)         0            63,428

Net income                                                                   17,381                                    17,381

Unrealized loss on investment securities                                                                (37)              (37)
                                          --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                    6,866,100        35,060        48,267       (2,518)       (37)           80,772

Net loss                                                                    (11,030)                                  (11,030)

Unrealized loss on investment securities                                                               (342)             (342)
                                          --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                    6,866,100      $ 35,060      $ 37,237      $(2,518)     $(379)         $ 69,400
                                          ======================================================================================

See accompanying notes to consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS OF U.S. DOLLARS)

                                                                                    2001          2000          1999
                                                                                  --------      --------      --------
Cash flows from operating activities:
   Net (loss) income                                                              $(11,030)     $ 17,381      $  4,336
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization                                                   4,409         4,771         5,568
     Provision for doubtful trade accounts receivable                                1,364           213            --
     Gain on sale of subsidiaries                                                   (2,612)      (21,461)       (2,627)
     Equity in loss of unconsolidated joint venture                                  1,464            --            --
     Minority interest in losses of joint venture                                   (6,352)       (3,453)         (860)
     Deferred income tax benefit                                                    (4,062)       (3,661)       (3,795)
     Losses on disposal-impairment of property, plant and equipment                  6,106            --           138
     Change in operating assets and liabilities, net of effects from deconsolidation of joint venture for 2001 and sale of EMS operation for
      2000:
       Trade accounts receivable                                                     2,204        (3,823)       (4,852)
       Other receivables                                                               885        (2,161)          363
       Inventories                                                                   3,493        (1,621)       (3,028)
       Refundable income taxes                                                         (64)       (2,217)          506
       Prepaid expenses                                                                742          (480)          (10)
       Other assets                                                                   (126)         (128)          369
       Accounts payable                                                             (7,320)        6,551           242
       Accrued expenses                                                             (2,824)          820         1,717
       Taxes payable                                                                  (770)        1,156            (8)
       Other liabilities                                                               (48)         (104)         (147)
                                                                                  --------      --------      --------
               Net cash used in operating activities                               (14,541)       (8,217)       (2,088)
                                                                                  --------      --------      --------

Cash flows from investing activities:
     Proceeds from sale (purchase) of investment security                            1,945        (1,945)
     Purchase of property, plant and equipment                                      (4,424)      (19,370)       (8,662)
     Proceeds from disposal of property, plant and equipment                                                       153
     Investment in joint venture                                                    (1,300)
     Cash effect of deconsolidation of joint venture                                (1,506)
     Business acquisition, net of cash acquired                                                                (19,853)
     Proceeds from sale of subsidiaries                                              2,612        52,246         2,295
     Issuance of related party note receivable                                      (3,000)       (7,000)
     Repayment of related party note receivable                                      7,000                       6,218
                                                                                  --------      --------      --------
               Net cash provided by (used in) investing activities                   1,327        23,931       (19,849)
                                                                                  --------      --------      --------
Cash flows from financing activities:
     Proceeds from  notes payable and long term-debt                                11,633        18,082        29,830
     Payments of notes payable and long term-debt                                   (5,926)      (16,489)       (6,192)
     Minority interest contribution                                                                                190
     Principal repayments of capital lease obligations                                              (114)         (424)
                                                                                  --------      --------      --------
               Net cash provided by financing activities                             5,707         1,479        23,404
                                                                                  --------      --------      --------

Net (decrease) increase in cash and cash equivalents                                (7,507)       17,193         1,467

Cash and cash equivalents, beginning of year                                        24,357         7,164         5,697
                                                                                  --------      --------      --------

Cash and cash equivalents, end of year                                            $ 16,850      $ 24,357      $  7,164
                                                                                  ========      ========      ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                   2001        2000        1999
                                                                  ------      -------     ------
Interest paid, net of amounts capitalized of $92, $347 and $0
for 2001, 2000 and 1999 respectively                              $ 1,124     $ 2,531     $ 1,272
                                                                  =======     =======     =======
Income taxes paid                                                 $   632     $ 1,628     $ 4,729
                                                                  =======     =======     =======

SUPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

The Company discontinued consolidation of its joint venture
(Qualcore) as of June 30, 2001. In conjunction with the deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:

           Assets removed net of cash                             $20,298
           Liabilities removed                                     21,804
                                                                  -------
           Net cash effect of deconsolidation                     $ 1,506
                                                                  =======

           Debt incurred to refinance existing debt               $ 2,841     $26,380
                                                                  =======     =======
           Debt capitalized as equity in the joint venture        $ 9,023     $ 2,250
                                                                  =======     =======

TheCompany purchased all of the capital stock of Precision
  Tool, Die and Machine Company Inc. in 1999. In conjunction
  With the acquisition, the fair value of assets acquired and Liabilities assumed were as follows:

           Fair value of assets acquired                                                  $31,419
                                                                                          =======
           Liabilities assumed                                                            $21,273
                                                                                          =======
           Net cash paid                                                                  $19,853
                                                                                          =======

See accompanying notes to consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS OF U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries (Elamex or the Company) are primarily Mexican companies incorporated under the laws of Mexico. Elamex provides shelter and assembly services to customers primarily located in the United States and Canada. The Company manufactures products for companies in various industries, including electromechanical, mechanical, appliance, avionics, medical appliance, heating, venting and air conditioning, automotive and confectionary. All of the Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, Nuevo Laredo, Torreon, and Saltillo, Mexico, and in Louisville, Kentucky.

In May 2000, the Company sold its Electronic Manufacturing Services (EMS) operation for approximately $51.2 million and recognized a pre-tax gain on this sale of approximately $21.5 million which is included in other income for the year ended December 31, 2000 (see Note 2).

During 1999, the Company acquired a U.S. Company, Precision Tool, Die and Machine Company, Inc. ("Precision"), located in Louisville, Kentucky (see
Note 3).

Optimag Inc. ("Optimag") was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company consolidated the operations of this investment. On October 18, 1999, the Company sold its interest in Optimag to Veeco Instruments, Inc. for $2.3 million plus an earnout based upon sales for calendar year 2000. The Company recognized gains of $2.3 million $826 thousand and $2.7 million, which are reflected in the 2001, 2000 and 1999 results of operations, respectively.

The Company is a subsidiary of Accel, S.A. de C.V. (Accel) which owns approximately 59% of the Company's issued and outstanding common shares at December 31, 2001.

BASIS OF PRESENTATION - These consolidated financial statements and the accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and include the accounts of the Company and its wholly-owned and majority-owned, controlled subsidiaries. The operating results of the EMS operation after the date of disposition, May 23, 2000, are not included in the accompanying consolidated financial statements. All significant intercompany balances and transactions are eliminated in consolidation.

Effective July 1, 2001, the operating results of Qualcore, a joint venture with General Electric, which was previously consolidated, are being reported on the equity method. This was the result of the change in management control of the joint venture. As of the beginning of the third quarter a new four-member board of directors in which the two partners have equal voting rights directs the operations of Qualcore. A general manager appointed by the board of directors, reports directly to such board of directors.

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

On May 23, 2000, Elamex completed the sale of its EMS operation. Under the terms of the transaction, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value. Elamex recognized a pre-tax gain on this sale of approximately $21.5 million, which is included in other income for the year ended December 31, 2000. The EMS operation included two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $68 million in revenue in 1999 and $27 million in revenue for the period January 1, through May 23, 2000, the date of the sale.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos, of approximately $420 thousand and $204 thousand at December 31, 2001 and 2000, respectively, and deposits denominated in U.S. dollars of approximately $0 thousand and $207 thousand at December 31, 2001 and 2000, respectively, in U.S. banks. The Company had approximately $16.7 million and $24 million at December 31, 2001 and 2000, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible.

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                              2001          2000           1999
                                               (In Thousands of U.S. Dollars)
                                            -----------------------------------
Beginning balance                           $   165         $ 343         $ 631

Additions charged to expense                  1,364           213

Accounts written off                           (880)         (391)         (288)
                                            -------         -----         -----
Ending balance                              $   649         $ 165         $ 343
                                            =======         =====         =====

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in other, net on the accompanying consolidated statements of operations are foreign exchange gains (losses) of ($8) thousand, $37 thousand, and $94 thousand for the years ended December 31, 2001, 2000, and 1999, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in thousands of U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the Official Gazette of the Federation), which is the approximate rate at which a receivable or payable can be settled as of each period end:

                                            2001            2000
                                       (In Thousands of U.S. Dollars)
                                       ------------------------------
Cash and cash equivalents                $      420     $      411
Other receivables                             1,792          2,366
Prepaid expenses                              2,681          3,040
Other assets, net                                30            695
Accounts payable                             (1,023)        (1,330)
Accrued expenses and other liabilities       (2,435)        (2,635)
                                         -----------    -----------
Net foreign currency position            $    1,465     $    2,547
                                         ===========    ===========

In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (see Note 8). The recorded net deferred tax asset of $2.5 million and net deferred tax liability of $1.8 million at December 31, 2001 and 2000, respectively, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican tax bases.

FOREIGN EXCHANGE INSTRUMENTS - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 2001 or 2000.

INVESTMENTS SECURITIES - Includes investments in common stocks held for sale of non-affiliated companies. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effects.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory cost includes material, labor and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

RESEARCH AND DEVELOPMENT COSTS - Research and development was conducted through Optimag until its sale on October 18, 1999. Research and development costs are charged to expense as incurred. No research and development costs were incurred during 2001 and 2000.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Plant and equipment under capital leases are stated at the lower of their fair value at the inception of the lease or the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the shorter of related lease terms or estimated useful lives of the assets. The Company charges amounts expended for maintenance and repairs to expense and capitalizes expenditures for major replacements and improvements.

GOODWILL - Through December 31, 2001 goodwill was being amortized on a straight-line basis over 20 years. Accumulated amortization was approximately $1.2 million and $745 thousand at December 31, 2001 and 2000, respectively. See "New Accounting Pronouncements" below.

LONG-LIVED ASSETS - The Company measures impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company measures impairment loss as the difference between the carrying value and the fair value of the asset, (see "New Accounting Pronouncements" below).

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE - Basic and diluted net (loss) income per share of common stock is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the year. There are no potentially dilutive securities.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method, as required by SFAS No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Provisions for taxes are made based upon the applicable tax laws of Mexico and the United States. In conformity with SFAS No. 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from Pesos into U.S. dollars using historical exchange rates and that result from indexing for Mexican tax purposes or exchange rate changes.

REVENUE RECOGNITION - For metal stamping sales are recognized at the time the order is shipped. For contract manufacturing sales are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

EMPLOYEES' STATUTORY PROFIT SHARING - A provision for deferred employees' statutory profit sharing is computed on income subject to statutory profit sharing which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit sharing and book purposes. Statutory employee profit sharing expense was approximately $0, $17 thousand, and $68 thousand, for the years ended December 31, 2001, 2000, and 1999, respectively.

POST-RETIREMENT BENEFITS - Employees are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

FISCAL YEAR - The Company uses 13-week quarters ending on a Friday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 2001 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

ACQUISITIONS - On July 27, 1999, the Company acquired Precision in a business combination accounted for as a purchase. Precision is primarily engaged in the manufacture of stamped metal components for the appliance, heating, venting and air conditioning, and automotive industries. The results of operations of Precision are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was approximately $20.3 million, which exceeded the fair value of the net assets of Precision by approximately $10.2 million.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and other hedging activities. The Company adopted SFAS No. 133 as of January 1, 2001, and given the Company's current operations and policies, this adoption had no significant impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement requires that all business combinations be accounted for by a single method, the purchase method, and is effective for business combinations after June 30, 2001. Given the Company's current operations and policies, the adoption of SFAS No. 141 did not have a material impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is in the process of evaluating the impact of adopting SFAS No. 142 on its financial position and results of operations. The Company recorded goodwill amortization of $492 during to 2001.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, and is effective for financial statements issued for years beginning after December 15, 2001 and interim periods within those years.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

4. RESTRUCTURING CHARGES

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company has recognized restructuring charges of $12.9 million during the year ended December 31, 2001. Such restructuring charges include severance and related costs and write-off of non productive assets. As of December 31, 2001 the Company has approximately $779 thousand accrued in connection with such restructuring charges.

5. INVENTORIES

Inventories consist of the following:

                                                    2001            2000
                                               (In Thousands of U.S. Dollars)
                                               ------------------------------
Raw materials                                  $     2,710     $     6,149
Work-in-process                                      1,049           1,111
Finished goods                                       1,816           2,535
                                                ------------    -------------
Total                                                5,575           9,795

Less reserve for excess and obsolete inventory         (25)           (188)
                                               -------------   --------------
Total                                          $     5,550     $     9,607
                                               =============   ==============

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 31 is as follows:

                                              2001           2000           1999
                                                (In Thousands of U.S. Dollars)
                                          -----------------------------------------
Beginning balance                         $      188     $     1,054     $    1,078

Inventory disposed during the year              (163)           (866)           (24)
                                          -----------    -----------    -----------
Ending balance                            $       25     $       188     $    1,054
                                          ===========    ===========    ===========

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

                          Estimated useful lives
                                 (Years)               2001           2000
                                                  (In Thousands of U.S. Dollars)
                                                  ------------------------------
Land                                               $     3,964    $     4,256
Buildings                          20                   18,280         20,193
Machinery and equipment          3 - 10                 27,185         31,881
Leasehold improvements              5                      531          1,084
Vehicles                            5                      249            249
Construction-in-progress                                 1,811          9,938
                                                   ------------   ------------
Total                                                   52,020         67,601
Less accumulated depreciation                          (13,438)       (12,493)
                                                   ------------   ------------
Total                                              $    38,582    $    55,108
                                                   ============   ============

7. NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt at December 31, 2001 and 2000.

                                                                                    2001         2000
                                                                             (In Thousands of U.S. Dollars)
                                                                             ------------------------------
Note payable to a bank due in semi-annual installments of principal through
   March 2010 with interest payable monthly at a variable interest rate calculated weekly (2.15% at December 31, 2001), collateralized by
   substantially all assets of Precision(a)                                        $9,463       $ 11,153

Revolving line of credit with a bank expiring March 2004 with interest payable monthly at Prime minus 1% (4.75% at December 31, 2001), collateralized by
  inventories and trade accounts receivable                                         6,325          2,350

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March 2007 at the bank's index rate
   (6.00% at December 31, 2001), collateralized by a letter of credit               1,835          2,074

Note payable to GE Appliances to purchase equipment due in 36 payments
through August 2004, interest prime plus 0.25% (6.8% at December 31, 2001)          1,232

Note payable to a bank due in quarterly installments of principal of $263 thousand through January 31, 2005 with interest payable quarterly at LIBOR
   plus 2.25% collateralized by certain buildings and land. Repaid in 2001                         4,473

Revolving line of credit with a bank, of up to $4 million allocated to the JV,
   expiring May 31, 2001 with interest payable monthly at LIBOR plus 2%.(b)                        3,035

Unsecured note payable to a bank expiring  January 31, 2001 with interest
  payable monthly at LIBOR plus 3.25%.(b)                                                          3,000

Unsecured subordinated note payable to a bank with interest payable at
   LIBOR plus 3.25%. (b)                                                                           3,000

Unsecured loan payable to a bank due February 19, 2001 with interest payable
   at maturity at an interest rate of 10.5%. Repaid in 2001                                          646
                                                                                   ------       --------

Total notes payable and long term debt                                             18,855         29,731

Less:  Current maturities of notes payable and long-term debt                      (2,569)        (5,424)
                                                                                   ------       --------

Total                                                                             $16,286       $ 24,307
                                                                                  =======       ========

(a) On March 1, 2000, Precision, entered into a $12 million note agreement with a bank at a variable interest rate, calculated weekly. Principal and interest under the note agreement are due in semi-annual installments through March 2010. The proceeds from the note were used to refinance approximately $11.4 million of short-term and long-term notes payable. The note is collateralized by substantially all the assets of Precision and requires the maintenance of certain financial ratios. As of December 31, 2001, the Company was not in compliance with the above restrictions, requirements and covenants. However, the Company has received a waiver from the Bank for the period ended December 31, 2001 and the interim period ending March 31, 2002. In addition the bank has agreed to modify the existing covenants in connection with the bank debt. The Company believes that it will be able to comply with the new terms and conditions in the future, however, there is no guarantee of the Company's continuing compliance.

(b) Amounts represent long-term debt of Qualcore which was deconsolidated as of July 1, 2001.

Maturities of notes payable and long-term debt are as follows:

YEAR                                     AMOUNT
                                     (In Thousands of
                                       U.S. Dollars)
                                   --------------------
2002                                     $  2,569
2003                                        2,428
2004                                        8,786
2005                                        1,879
2006                                        1,778
Thereafter                                  1,415
                                         ---------
Total                                    $ 18,855
                                         =========

8. LEASES

The Company utilizes certain machinery and equipment and occupies certain buildings under noncancelable operating lease arrangements that expire at various dates through 2010, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $2.5 million, $3.6 million, and $3.2 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Future minimum lease obligations at December 31, 2001 having an initial or remaining term in excess of one year are as follows:

           YEAR                          AMOUNT
                                     (In Thousands of
                                       U.S. Dollars)
                                     ----------------
           2002                        $     2,542
           2003                              2,326
           2004                              2,326
           2005                              2,113
           2006                              1,824
           Thereafter                        7,296
                                       -----------
           Total minimum obligations   $    18,427
                                       ===========

The Company leases manufacturing facilities to unrelated parties under operating lease agreements that expire in 2002. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 2001 and 2000 is the cost of the land and buildings under operating lease agreements of $5.9 million and $5.2 million and the related accumulated depreciation of $2.1 million and $1.3 million, respectively.

Rental income was $1.1 million, $701 thousand, and $661 thousand for the years ended December 31, 2001, 2000, and 1999, respectively. The future minimum rental income to be received under these operating leases is $838 thousand in 2002 and $287 thousand in 2003.

9. INCOME TAXES

Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the total value of certain assets less certain liabilities (assets tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

Effective January 1, 1999, a new tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 32% is paid on taxable earnings reinvested in the Company and 3% when those earnings are distributed in the form of dividends for the year ended December 31, 1999 and 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the years ended December 31, 2001 and 2000.

The new tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter. The effect of this change on the Company's financial statements was recorded in 2002.

The tax provision differs from the statutory tax rate of 35% on taxable income as follows:

                                                       2001         2000         1999
Statutory tax rate                                     35.0%        35.0%        35.0%
Effect of rate differential from U.S. operations       (0.0)        (0.7)         1.9
Foreign currency gains or losses not subject
   to income taxes                                     (0.1)       (16.2)        (1.1)
Nondeductible expenses                                 (1.3)         1.7          5.3
Income not subject to tax
Inflationary effects on
monetary items and tax loss
   and asset tax credit carryforwards                   5.8                     (27.9)
Inflationary portion of depreciation expense for
   tax purposes only                                    3.6                     (12.9)
Loss of Subsidiary not recognized                     (15.5)       (11.3)
Goodwill - Precision                                   (0.8)                      2.3
Gain on sale of EMS operation                                      (74.4)
Sale of interest in Optimag                                                       8.9


Change in valuation allowance                         (10.7)        37.7         15.9
Reduction of previously recorded deferred taxes                                 (20.4)
Other                                                    .2         (1.7)        (0.4)
                                                     ------       ------       ------
Total                                                  16.2%       (29.9)%        6.6%
                                                     ======       ======       ======

Income tax expense (benefit) consists of:

                                          CURRENT       DEFERRED         TOTAL
                                              (In Thousands of U.S. Dollars)
                                          --------------------------------------
Mexican                                   $   786        $(4,343)       $(3,557)
U.S. Companies                                (86)           281            195
                                          -------        -------        -------

Year ended December 31, 2001              $   700        $(4,062)       $(3,362)
                                          =======        =======        =======

Year ended December 31, 2000              $   458        $(3,661)       $(3,203)
                                          =======        =======        =======

Year ended December 31, 1999              $ 4,040        $(3,795)       $   245
                                          =======        =======        =======

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                           2001          2000
                                                     (In Thousands of U.S. Dollars)
                                                     ------------------------------
Deferred tax assets:
   Asset tax carryforwards                               $  2,787      $ 1,622
   Net operating loss carryforwards (Mexico)                5,720        4,285
   Net loss on sale of stock (Mexico)                       2,208        1,929
   Installment sale of the interest in Optimag
   Accrued liabilities                                        309          519
   Bad debts                                                  573          302
   Other                                                      355          240
                                                         --------      -------
Total deferred tax assets                                  11,952        8,897

Less valuation allowance                                   (5,972)      (6,077)
                                                         --------      -------
Net deferred tax assets                                     5,980        2,820
                                                         --------      -------
Deferred tax liabilities:
   Property, plant, and equipment                          (3,282)      (4,105)
   Inventories                                                 (0)         (50)
   Reclassification current to deferred for 30%/5% split     (418)        (374)
   Other                                                       (0)         (73)
                                                         --------      -------
Total deferred tax liability                               (3,700)      (4,602)
                                                         --------      -------
Net deferred tax asset (liability)                       $  2,280      $(1,782)
                                                         ========      =======

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowance of $6.0million at December 31, 2000 relates primarily to certain asset tax carryforwards of individual Mexican subsidiaries, net losses of sale of stock in the Company's EMS operation and net operating losses from the joint venture. The valuation allowance at December 31, 2001 of $5.9 million relates primarily to net operating losses of individual Mexican subsidiaries.

The net asset tax paid, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year, for ten years following the payment of the tax. The net asset tax credit carryforwards as of December 31, 2001 total $2.7 million and expire on various dates through 2011.

At December 31, 2001, certain of the Mexican companies within the consolidated group had tax loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These tax loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:

 YEAR                                   AMOUNT
                                  (In Thousands of
                                    U.S. Dollars)
                                  ----------------
2002                                   $   555
2003                                       148
2007                                     1,221
2009                                     2,813
2010                                       620
2011                                    10,985
                                       -------
Total                                  $16,342
                                       =======

The majority stockholder has filed a Mexican consolidated tax return with Elamex's Mexican operations since 1995. The tax sharing agreement entered into between the majority stockholder, Accel S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits. Beginning in 1999, the Mexican tax law for consolidation required Elamex and its subsidiaries to pay monthly estimated tax payments directly to the Mexican Tax Authority (SHCP) based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and and its subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

Dividends paid by Mexican companies which exceed earnings and profits, as defined by the Mexican income tax law, are subject to a 35% income tax, payable by the Company on 1.5385 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies did not pay dividends on common stock in 2001, 2000 and 1999.

10. STOCKHOLDERS' EQUITY

COMMON STOCK - During 1998 a subsidiary of the Company purchased 515,400, of the Company's common stock in the open market for an aggregate amount of $2.3 million. This treasury stock has been presented in the accompanying consolidated balance sheets at cost as a reduction of stockholders' equity.

Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the 30 trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. At December 31, 2001, the Company had not issued any of its authorized variable capital common stock. Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise this option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

Under Mexican law, dividends must be declared in Pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from Pesos as of the date of record, unless otherwise instructed by the stockholder.

Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 2001 and 2000 was approximately $1.6 million and $1.6 million respectively. The Company anticipates that no additional allocation will be made at its annual stockholders' meeting to be held on April 19, 2002. Retained earnings available for dividends under Mexican law at December 31, 2001 and 2000 were $15.2 million and $16.6 million respectively. However, debt agreements place certain restrictions on the payment of dividends (see Note 6).

COMMON STOCK PURCHASE RESTRICTIONS AND PREEMPTIVE RIGHTS - Any person who seeks to acquire ownership of 15% or more of the total outstanding shares of the Company's common stock must receive written consent from the Company's Board of Directors. Should shares in excess of 15% be acquired without permission, the purchaser will be subject to liquidated damages, which will be used by the Company to repurchase stock in excess of the 15% ownership limitation. In addition, in the event that the Company issues additional shares, existing stockholders will have a preemptive right to subscribe for new shares, except when shares are issued in connection with a merger or for the conversion of convertible debentures. The 15,000,000 shares of variable capital are not subject to preemptive rights.

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

No shares of preferred stock have been issued as of December 31, 2001.

11. EMPLOYEE BENEFIT PLANS

Prior to 2001 the Company maintained an Executive Phantom Stock Plan (the "Plan") which offered certain key executives of the Company and related entities long-term incentives in addition to their current compensation. This Plan was terminated in April, 2001 and an alternative plan is currently under review for future presentation to the Board of Directors and Shareholders for review and approval.

During 2001 the Company paid out approximately $113 to its key executives under the Plan. and as of December 31, 2001, approximately $264 remained pending. Final payments under the plan were paid in January of 2002.

         Transactions involving the Phantom Stock Plan are:

                                                        PHANTOM STOCK SHARES
                                                       2001                2000
    Outstanding January 1                             28,892              28,892
    Granted                                          151,270                   0
    Canceled                                               0                   0
    Exercised                                         46,969                   0
                                                     -------              ------
    Exercisable December 31                          133,193(1)           28,892
                                                     =======              ======

(1)   As of January 11, 2002 all shares were exercised.

The Company recorded expense of $0, $462 thousand and $80 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, related to the Plan.

The Company sponsors a 401(k) defined contribution plan. Participants in the plan may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 2001, 2000 and 1999, approximately $23 thousand , $ 76 thousand and $87 thousand respectively, have been charged to expense in connection with this plan.

12. SEGMENT AND GEOGRAPHIC INFORMATION

During 2001 the Company completed the realignment of its operations in order to more closely align the reportable segments with the Markets the Company serves. As a result of this realignment the Company's reportable segments are 1) Contract Manufacturing and 2) Metal Stamping. The Company has restated its presentation for the year ended December 31, 2000 presentation to conform to this revised segment reporting. Amounts for the year ended December 31, 1999 have not been restated in accordance with the Company's disclosure policies due to the impracticability of such. The Contract Manufacturing segment provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies. The Metal Stamping segment consists of Precision the subsidiary located in Louisville, Kentucky.

Precision provides metal and stamping services primarily to the appliance and automotive sectors. The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately. Inter-segment adjustments are related primarily to inter-segment sales at cost in the normal course of business. Information about the operating segments for the years ended December 31, 2001, and 2000 was as follows:

                                                   CONTRACT        METAL        UNALLOCATED
                                                 MANUFACTURING    STAMPING   CORPORATE AND OTHER   INTER-SEGMENT   TOTAL
---------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 Sales                                            $  55,356      $ 78,770         $     --           $ (2,142)   $ 131,984
 Operating loss                                     (14,768)          (10)          (6,670)                --      (21,448)
 Net interest expense (income)                       (1,580)       (1,673)           2,435                 --         (818)
 Loss before income taxes and minority interest     (17,863)       (1,726)          (1,155)                --      (20,744)
 Net income (loss)                                  (10,486)       (1,532)             988                 --      (11,030)
 Assets                                              21,931        43,054           36,516                 --      101,501
 Depreciation and amortization                        1,999         2,145              265                 --        4,409
 Capital expenditures                                   910         3,514               --                 --        4,424
---------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2000
 Sales                                            $  93,976      $ 81,480         $     --           $   (792)   $ 174,664
 Operating income (loss)                             (7,903)        1,816           (6,315)                --      (12,402)
 Net interest                                        (1,476)         (985)           1,702                 --         (759)
 Loss before income taxes and minority interests     (9,134)          894           18,965                 --       10,725
 Net income (loss)                                   (4,670)          349           21,700                 --       17,381
 Assets                                              50,349        43,932           48,089                 --      142,368
 Depreciation and amortization                        2,729         1,696              346                 --        4,771
 Capital expenditures                                12,945         6,425               --                 --       19,370
---------------------------------------------------------------------------------------------------------------------------

The Company has 19 facilities in the U.S. and Mexico to serve its customers. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for 45.5% and 36.3% of total long-lived assets in 2001 and 2000, respectively. Mexico accounted for 54.5% and 63.7% of total long-lived assets in 2001 and 2000, respectively.

Geographic net sales for the years ended December 31, were as follows:

                                      2001              2000              1999
                                           (In Thousands of U.S. Dollars)
                                    --------------------------------------------
United States                       $127,452          $168,743          $155,640
Mexico                                 4,532             4,202             1,623
Canada                                                   1,719             2,788
                                    --------          --------          --------
                                    $131,984          $174,664          $160,051
                                    ========          ========          ========

Geographic net property, plant and equipment by location as of December 31, were as follows:

                                                    2001                  2000
                                                  (In Thousands of U.S. Dollars)
                                                  -----------------------------
United States                                     $26,327               $24,470
Mexico                                             12,255                30,638
                                                  -------               -------
                                                  $38,582               $55,108
                                                  =======               =======

13. MAJOR CUSTOMERS

The Company has agreements that provide for the sale of its assembly service and turnkey manufacturing at established prices. The Company's business is dependent on one- to five-year agreements, which are subject to termination or renewal.

Certain customers, all of which are located in the United States, accounted for at least 10% of the Company's total sales during the years ended December 31, as follows:

Customer            Products and Services                 2001    2000    1999
   A      Metal stamping of appliance products             23%     19%     (a)

   B      Metal stamping of automotive parts               19%     12%     (a)

   C      Home appliance consumer products                 (a)     (a)     17%

(a) Did not exceed 10% of the Company's total sales during the period.

14. RELATED PARTY TRANSACTIONS

The Company leases a facility in Torreon, Mexico to Elamex de Torreon, S.A. de C.V., a company in which the chairman of the board of Elamex has an indirect ownership. Lease income generated by Elamex was approximately $211 thousand for each of the years ended December 31, 2001, 2000, and 1999. The CEO of Elamex is an executive officer of Elamex de Torreon and receives no compensation from Elamex de Torreon. Elamex de Torreon also provides assembly services to a customer of Elamex. For the years ended December 31, 2001, 2000, and 1999, Elamex de Torreon invoiced Elamex for assembly services of $2.6 million, $2.4 million, and $2.3 million, respectively, which were invoiced by Elamex to a third party customer. Elamex had no amount receivable from Elamex de Torreon as of December 31, 2001 and $172 thousand at December 31, 2000.

During 2001 and 2000 the Company leased a manufacturing facility from Franklin Inmobiliarios, a company in which the chairman of the board of Elamex has an indirect ownership. Included in rent expense are $1.8 million and $150 thousand for the years ended 2001 and 2000.

During 2000 and 1999 the Company leased a manufacturing facility from Corporacion Chihuahua, a company partially owned by the chairman of the board of Elamex. Included in rent expense are rental payments under these leases of approximately $690 thousand and $540 thousand during the years ended December 31, 2000, and 1999, respectively. This lease contract was transferred to the purchaser of the EMS operation in 2000.

The Company paid for services rendered by Comercial Aerea, of which the chairman of the board of directors of Elamex is a principal, totaling approximately $173 thousand, $160 thousand, and $158 thousand during the years ended December 31, 2001, 2000, and 1999, respectively.

The Company purchases insurance through an insurance broker of which the chairman of the board of Elamex is a Principal. Premiums paid were approximately $761 thousand, $677 thousand, and $410 thousand for the years ended December 31, 2001, 2000, and 1999, respectively.

During 2000, the Company entered into an agreement with Franklin Inmobiliarios, S.A. de C.V., of which the chairman of the Board of Elamex is an indirect owner, whereby a total of $7 million would be loaned to the related party by the Company, bearing interest of LIBOR plus 4.5%, for construction of a manufacturing facility in Ciudad Juarez, Chihuahua, Mexico. The loan was repaid upon completion of the facility in 2001. A subsidiary of Elamex leases the facility from Franklin Inmobiliarios with a lease guarantee from Franklin Connections, a company in which Accel owns approximately 33%. Furthermore, Elamex guarantees the lease payments of its subsidiary in connection with a loan between a third party bank and Franklin Inmobiliarios. Rent expense was $1.9 million and $518 thousand for the years ended December 31, 2001 and 2000. The Company invoiced contract manufacturing services to Franklin Connections, during 2001 and 2000 in the amounts of $8.8 million and $633 thousand, respectively. Furthermore, in August 2001 the Company issued a $3 million convertible subordinated loan to Franklin Connections. If converted, this investment would represent approximately 17.3% ownership in Franklin Connections, a company which manufactures, packages and distributes confections. This loan has a term of five years with an annual interest rate of 12%. During the first two years interest accrues with no payments due. After two years if the loan is not converted interest becomes part of the principal and interest only payments become due quarterly with the principal amount maturing in August 2006.

On June 20, 2000, First National Bank of San Diego, of which the chairman of the board of the Company is a principal, loaned Qualcore $646 thousand in the form of a note payable due February 19, 2001, to meet working capital needs. This loan was repaid in full on March 5, 2001.

Included in trade accounts receivable at December 31, 2000 were $3.1 million of trade accounts receivables from various entities affiliated with GE.

Related party sales of $1.6 million, $18.7 million and $3.9 million were made during 2001, 2000 and 1999 respectively to various companies and divisions of GE.

15. COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims, actions, and complaints, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company.

The Mexican Federal Labor Law requires a severance payment for all permanent employees that are terminated by the employer. This payment is calculated on the basis of 90-days' pay for termination anytime during the first year of employment, with an additional 12 days pay for each year of service thereafter up to two times minimum wage. While most of the Company's Mexican assembly labor is hired under temporary labor contracts during the first two months of employment, the labor force is changed to permanent labor contracts after this period. The Company has agreements with many of its contract-assembly customers which require that the customers pay the severance costs incurred, in the event that assembly contracts are terminated prior to their scheduled completion. In management's opinion, any severance costs incurred upon the termination of any manufacturing contracts would not be material.

Seniority premiums to which employees are entitled upon retirement after 15 years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $25 thousand and $103 thousand as of December 31, 2001 and 2000, respectively, which fully accrues for these estimated seniority obligations. During 2001 the Company had a reduction of personnel and made severance payments and seniority premium payments which were expensed or reduced the liability.

Qualcore, the joint venture with GE, entered into a 12 year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $94,628 and are guaranteed by both Elamex and GE. Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant. The original notes payable totaled $8.4 million with a five year term and have equal semi-annual principal payments of $840 thousand plus interest. The loan facilities are guaranteed by both GE and Elamex.

16. SUBSEQUENT EVENTS

         On March 18, 2002 the Company's Board of Directors approved, subject to necessary shareholder approvals, the acquisition of 100% of Mt. Franklin Holdings LLC (Franklin). Franklin owns 100% of Franklin Connections LP, a general line candy manufacturer with a current annual installed capacity of approximately 70 million pounds and a retail/food service nut packing company located in El Paso, Texas. The Board of Directors also approved the acquisition of 100% of the outstanding stock of Franklin Inmobiliarios, S.A. de C.V. (Inmobiliarios) which owns the approximately 175,000 sq.ft. candy manufacturing building in Juarez, Mexico. The acquisitions are expected to be completed in April, 2002.

The acquisition of both Franklin and Inmobiliarios will be accomplished by the issuance of approximately 1,846,000 shares of restricted Elamex stock and approximately $1,145,000 in cash. This transaction will result in total outstanding Elamex shares of approximately 8,712,000 of which 55.6% will be owned by Accel, S.A. de C.V. or its related affiliates. The issuance of the Elamex shares is subject to authorization by the Elamex shareholders at a special shareholders' meeting planned for April 19, 2002, which meeting will be held in conjunction with Elamex's annual shareholders' meeting scheduled for the same day.

Franklin is currently owned 32.9% by Accel, S.A. de C.V., which currently owns 59% of Elamex. Inmobiliarios is currently owned 50% by a company in which the Chairman of the Board of Elamex is a principal. All of the cash paid will be used to acquire the ownership interests of Franklin. The cash portion of this transaction will be paid only to non-related third parties, not to Accel or any party related to the Chairman of the Board of Elamex.

Simultaneous with the acquisition of these two companies, the Board of Directors has also approved the infusion of $7.5 million of new equity into Franklin to repay short term loans previously made to Franklin by Elamex and to provide additional general working capital for the Franklin business. A demand loan totaling $2.0 million was provided to Franklin in

February 2002 to meet continuing cash flow needs and were guaranteed by the chairman of the board of Elamex and another principal of Inmobiliarios.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) In thousands of U.S. dollars, except per share amounts:

                                                 2001 Quarters                                     2000 Quarters
                                ----------------------------------------------      -------------------------------------------
                                   1st          2nd         3rd         4th           1st          2nd         3rd        4th
Net sales                       $35,757      $36,165     $31,489      $28,573       $51,326      $46,693     $36,677    $39,968
Gross profit (loss)              (1,291)         137       1,737        1,523         2,576        1,316      (1,057)      (255)
Net (loss) income                (7,048)      (1,543)     (1,062)      (1,377)         (509)      19,014        (958)      (166)
Basic and diluted net (loss)
Income per common share          $(1.03)      $(0.22)     $(0.15)      $(0.20)       $(0.07)      $ 2.77      $(0.14)   $ (0.02)

                                                                ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages, and positions of the Directors and executive officers of the Company as of December 31, 2001 are as follows:

NAME                      AGE        POSITION
--------------------------------------------------------------------------------
Eloy S. Vallina           64         Chairman of the Board of Directors
Richard P. Spencer        58         President, Chief Executive Officer
Daniel L. Johnson         56         Vice President & Chief Financial Officer
Jesus E. Vallina          53         Director, brother of Chairman of the Board
Eloy Vallina Garza        30         Director, son of Chairman of the Board
Eduardo L. Gallegos       60         Director
Robert J. Whetten         59         Director
Antonio L. Elias          53         Director
Jerry W. Neely            65         Director
Edmundo Vallejo           38         Director
Keith Cannon              61         Director
Jose O. Garcia Mata       58         Statutory Auditor

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

RICHARD P. SPENCER

Mr. Spencer joined the Company as President and Chief Executive Officer on February 1, 2001. Prior to his appointment, Mr. Spencer was President and Chief Executive Officer of Silver Eagle Refining Inc., with refineries located in western Wyoming and near in Salt Lake City, Utah. He has served as President and Chief Executive Officer of two different regional banks, as the head of corporate lending in Mexico for Bank of America, as well as other executive positions with Bank of America, Citibank, and other business entities. He received an M.B.A. degree from Harvard University.

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

ANTONIO L. ELIAS

Mr. Elias has been Senior Vice President, Advanced Projects Group, at Orbital Sciences Corporation (OSC) since 1989. Mr. Elias joined OSC in 1986 as Chief Engineer, becoming Vice President of Engineering in 1988 and Corporate Vice President in 1989. From 1980 to 1986 he was Assistant Professor, Aeronautics and Astronautics, at Massachusetts Institute of Technology. Mr. Elias obtained a B.S., M.S., E.A.A. and Ph.D. in Aeronautics and Astronautics from Massachusetts Institute of Technology.

JERRY W. NEELY

Mr. Neely is Director and Chairman of the Executive Committee of Smith International, Inc. Mr. Neely retired as President/Chairman CEO in 1988. He held several positions at Smith International, Inc. from 1966 to 1988. He serves on the Boards of Norris Cancer Hospital and All Coast Forest Products, is a Trustee of the University of Southern California, Past Chairman of Petroleum Equipment Suppliers Association and Past Chairman of The Young Presidents Organization. Mr. Neely received a B.S. degree in Industrial Management/Business Administration from the University of Southern California.

EDMUNDO VALLEJO

Mr. Vallejo was Managing Director of GE Capital Commercial Real Estate Mexico, prior to assuming his current role as President and National Executive of GE International Mexico. He joined GE Mexico in 1991 as Manager, Business Development and then moved to several different positions within GE Plastics Mexico and GE Plastics Americas. He holds a B.S. in Chemical Engineering from Universidad Metropolitana de Mexico and an M.B.A. degree from Harvard University.

KEITH CANNON

Mr. Cannon is a Securities Branch Manager of Wilson-Davis & Co., and supervises trading with a variety of domestic and international clients. He also acts as a consultant and director to such publicly traded companies as Global E-Point, Inc., Montgomery Realty Group, Inc., and MBA Holdings, Inc. Mr. Cannon received his M.S. degree from the University of Utah.

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

ITEM 11. EXECUTIVE COMPENSATION.

During the year ended December 31, 2001, Elamex paid, an aggregate of $1.2 million to all of its directors and officers as a group for services in all capacities. During such year, the Company, set aside or accrued an aggregate of $7 thousand to provide pension, retirement or similar benefits for its directors and officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S.-based officers and Directors.

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
3135 Easton Turnpike
Fairfield, CT 06431-0001  USA

(1) Mr. Vallina directly owns 132,569,957 shares, or approximately 39.7%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 79,695,935 shares, or approximately 23.9%, of the outstanding voting common stock of Accel. Accel, in turn, owns approximately 59.0% of the outstanding common stock of Elamex.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to note 14 in the consolidated financial statements included in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)       Financial Statements

         (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001 are filed in Item 8 of this report.

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


March 29, 2002                       By: /s/ Richard P. Spencer
--------------                          ---------------------------------------
Date                                     Richard P. Spencer, President and
                                         Chief Executive Officer


March 29, 2002                       By: /s/ Daniel L. Johnson
--------------                          ---------------------------------------
Date Daniel L. Johnson, Vice-President Finance, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 2002                       By: /s/ Eloy S. Vallina
--------------                          ---------------------------------------
Date                                     Eloy S. Vallina, Chairman of the
                                         Board of Directors


March 29, 2002                       By: /s/ Richard P. Spencer
--------------                          ---------------------------------------
Date                                     Richard P. Spencer, President and
                                         Chief Executive
                                         (Principal Executive Officer)


March 29, 2002                       By: /s/ Jesus E. Vallina
--------------                          ---------------------------------------
Date                                     Jesus E. Vallina, Director


March 29, 2002                       By: /s/ Eloy Vallina Garza
--------------                          ---------------------------------------
Date                                     Eloy Vallina Garza, Director


March 29, 2002                       By: /s/ Eduardo L. Gallegos
--------------                          ---------------------------------------
Date                                     Eduardo L. Gallegos, Director


March 29, 2002                       By: /s/ Antonio L. Elias
--------------                          ---------------------------------------
Date                                     Antonio L. Elias, Director

March 29, 2002                       By: /s/ Jerry W. Neely
--------------                          ---------------------------------------
Date                                     Jerry W. Neely, Director


March 29, 2002                       By: /s/ Keith Cannon
--------------                          ---------------------------------------
Date                                     Keith Cannon, Director


March 29, 2002                       By: /s/ Edmundo Vallejo
--------------                          ---------------------------------------
Date                                     Edmundo Vallejo, Director


March 29, 2002                       By: /s/ Robert J. Whetten
--------------                          ---------------------------------------
Date                                     Robert J. Whetten, Director