Form 10-Q
period 2002-03-29
ELAMEX SA DE CV
filed 2002-05-13
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: MARCH 29, 2002
                                         --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _______________

         Commission file number: 0-27992

                              ELAMEX, S.A. DE C.V.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MEXICO                                           NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

   4171 N. MESA, BLDG D. 3RD FLOOR
             EL PASO, TX                                           79902
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (915) 351-2382
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                IN EL PASO, TEXAS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____


     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 10, 2002 was:
                                    6,866,100

================================================================================


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                            Page No.

         PART I.      FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Unaudited Consolidated Condensed Balance Sheets as of March 29, 2002
                           and December 31,  2001...............................................................................3

                           Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss
                           for the Thirteen Weeks ended March 29, 2002 and March 30, 2001.......................................4

                           Unaudited Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks
                           ended March 29, 2002 and March 30, 2001..............................................................5

                           Notes to Unaudited Consolidated Condensed Financial Statements.......................................6

              Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations................9

              Item 3.      Qualitative and Quantitative Disclosures about Market Risk...........................................11

         PART II.     OTHER INFORMATION

              Item 1.      Legal Proceedings....................................................................................11

              Item 2.      Changes in Securities and use of Proceeds............................................................11

              Item 3.      Defaults upon Senior Securities......................................................................11

              Item 4.      Submission of Matters to a Vote of Security Holders..................................................12

              Item 5.      Other Information....................................................................................12

              Item 6.      Exhibits and Reports on Form 8-K.....................................................................12



        SIGNATURES             .................................................................................................13



                                                     PART I
                                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (IN THOUSANDS OF U.S. DOLLARS)
                                                   (UNAUDITED)

                                                                               MARCH 29, 2002           DECEMBER 31, 2001
                                                                           -----------------------   ------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $          16,776        $            16,850
     Trade accounts receivable, net                                                        15,489                     16,362
     Other receivables, net                                                                 2,849                      2,363
     Inventories, net                                                                       5,822                      5,550
     Refundable income taxes                                                                3,107                      3,365
     Prepaid expenses                                                                         502                        515
     Deferred income taxes                                                                    178                        246
                                                                           -----------------------   ------------------------
       Total current assets                                                                44,723                     45,251

Property, plant and equipment, net                                                         38,000                     38,582
Investment in unconsolidated joint venture                                                  2,466                      2,843
Goodwill, net                                                                               8,122                      8,975
Deferred income taxes                                                                       2,348                      2,034
Related party note receivable                                                               5,000                      3,000
Other assets, net                                                                             800                        816
                                                                           -----------------------   ------------------------
                                                                                $         101,459        $           101,501
                                                                           =======================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                        $           2,569        $             2,569
     Accounts payable                                                                      10,311                      9,478
     Accrued expenses                                                                       3,017                      3,645
     Taxes payable                                                                            345                         67
                                                                           -----------------------   ------------------------
       Total current liabilities                                                           16,242                     15,759

Long-term debt, excluding current portion                                                  16,858                     16,286
Other liabilities                                                                              56                         56
                                                                           -----------------------   ------------------------
       Total liabilities                                                                   33,156                     32,101

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding Common stock, 22,400,000 shares authorized, 7,400,000 issued
     and 6,866,100 outstanding                                                             35,060                     35,060
     Retained earnings                                                                     36,140                     37,237
     Treasury stock, 533,900 shares at cost                                                (2,518)                    (2,518)
     Accumulated other comprehensive loss, net of tax                                        (379)                      (379)
                                                                           -----------------------   ------------------------
       Total stockholders' equity
                                                                                           68,303                     69,400
                                                                           -----------------------   ------------------------
                                                                                $         101,459        $           101,501
                                                                           =======================   ========================

See Notes to Unaudited Consolidated Condensed Financial Statements


                                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                         (IN THOUSAND OF U. S. DOLLARS)
                                                   (UNAUDITED)


                                                                                        13 WEEKS ENDED
                                                                         --------------------------------------------
                                                                            March 29, 2002         March 30, 2001
                                                                         --------------------------------------------
Net sales                                                                       $       26,386          $      35,757
Cost of sales                                                                           24,188                 37,048
                                                                         ---------------------   --------------------

       Gross profit (loss)                                                               2,198                (1,291)
                                                                         ---------------------   --------------------

Operating expenses:
    General and administrative                                                           1,570                  3,351
    Selling                                                                                266                    513
    Re-structuring charges                                                                  -                   9,249
                                                                         ---------------------   --------------------
       Total operating expenses                                                         1,836                  13,113
                                                                         ---------------------   --------------------

       Operating income (loss)                                                            362                (14,404)
                                                                         ---------------------   --------------------

Other (expense) income:
    Interest income                                                                       184                     485
    Interest expense                                                                    (181)                   (634)
    Other, net                                                                           (84)                   (138)
    Loss in joint venture                                                               (377)                       -
    Gain on sale of subsidiaries                                                            -                  2,368
                                                                         ---------------------   --------------------
       Total other (expense) income                                                     (458)                   2,081
                                                                         ---------------------   --------------------

       Loss before income taxes, cumulative effect of change in
       accounting principle and minority interest                                        (96)                (12,323)

    Income tax provision (benefit)                                                        148                   (854)
                                                                         ---------------------   --------------------

    Loss before minority interest and cumulative effect of change in
    accounting principle                                                                (244)                (11,469)

    Minority interest                                                                       -                   4,421
                                                                         ---------------------   --------------------

    Loss before cumulative effect of change in accounting principle                     (244)                 (7,048)

    Cumulative effect of change in accounting principle, net of tax                       853                       -
                                                                         ---------------------   --------------------

       Net loss                                                                       (1,097)                 (7,048)

    Other comprehensive loss, net of income tax benefit                                     -                    (27)
                                                                         ---------------------   --------------------
    Comprehensive loss                                                          $     (1,097)           $     (7,075)
                                                                         =====================   ====================

    Net loss per share, basic and diluted before cumulative effect of
    accounting change                                                           $      (0.04)           $      (1.03)
    Cumulative effect of change in accounting principle, net of tax                    (0.12)                       -
                                                                         ---------------------   --------------------
    Net loss per share, basic and diluted                                       $      (0.16)           $       (1.03
                                                                         =====================   ====================
    Shares used to compute net loss per share, basic and diluted
                                                                                    6,866,100               6,866,100
                                                                         =====================   ====================

See Notes to Unaudited Consolidated Condensed Financial Statements


                                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS OF U. S. DOLLARS)
                                                   (UNAUDITED)

                                                                                              13 WEEKS ENDED
                                                                                  MARCH 29, 2002          MARCH 30, 2001
                                                                              ----------------------  -----------------------
Cash flows from operating activities:
   Net loss                                                                         $       (1,097)           $      (7,048)
   Adjustments to reconcile net loss to net cash provided by (used
   In) operating activities:
     Depreciation and amortization                                                              770                    1,277
     Cumulative effect of change in accounting principle-goodwill impairment                    853
     Provision for doubtful trade accounts receivable                                             -                      650
     Provision for excess and obsolete inventory                                                  -                    1,024
     Gain on sale of subsidiaries                                                                 -                  (2,368)
     Equity in loss of unconsolidated joint venture                                             377
     Minority interest in losses of joint venture                                                                    (4,421)
     Deferred income tax benefit                                                              (246)                    (857)
     Losses on disposal-impairment of property, plant and equipment                               -                    2,428
     Change in operating assets and liabilities, net of effects from
       deconsolidation of joint venture for 2001 Trade accounts receivable                      873                  (4,037)
       Other receivables                                                                      (486)                      513
       Inventories                                                                            (272)                    (880)
       Refundable income taxes                                                                  258                    (128)
       Prepaid expenses                                                                          13                      619
       Other assets                                                                              16                       79
       Accounts payable                                                                         833                  (2,017)
       Accrued expenses                                                                       (628)                    6,557
       Taxes payable                                                                            278                      414
       Other liabilities                                                                          -                        5
                                                                              ----------------------  -----------------------
               Net cash provided by (used in) operating activities                            1,542                  (8,190)
                                                                              ----------------------  -----------------------

Cash flows from investing activities:
     Proceeds from sale of investment security                                                    -                      618
     Purchase of property, plant and equipment                                                (188)                  (1,401)
     Issuance of related party note receivable                                              (2,000)
     Repayment of related party note receivable                                                   -                    7,000
                                                                              ----------------------  -----------------------
               Net cash (used in) provided by investing activities                          (2,188)                    6,217
                                                                              ----------------------  -----------------------

Cash flows from financing activities:
     Proceeds from  notes payable and long term-debt                                            961                    6,328
     Payments of notes payable and long term-debt                                             (389)                  (4,474)
                                                                              ----------------------  -----------------------
               Net cash provided by financing activities                                        572                    1,854
                                                                              ----------------------  -----------------------

Net decrease in cash and cash equivalents                                                      (74)                    (119)

Cash and cash equivalents, beginning of period                                               16,850                   24,357
                                                                              ----------------------  -----------------------

Cash and cash equivalents, end of period                                            $        16,776           $       24,238
                                                                              ======================  =======================

See acompanying notes to consolidated financial statements

                      ELAMEX S.A. DE C.V. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U. S. DOLLARS)

(1) GENERAL

     The accompanying interim consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 annual report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of March 29, 2002 and the results of operations and of cash flows for the thirteen weeks ended March 29, 2002 and March 30, 2001. The consolidated condensed balance sheet as of December 31, 2001 is derived from the December 31, 2001 audited consolidated financial statements. The results of operations for the thirteen weeks ended March 29, 2002 are not necessarily indicative of the results to be expected for the entire year.

(2) CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Finanacial Accounting Standard Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $123 thousand for the thirteen weeks ended March 29, 2002.

The Company has completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, goodwill remaining on the books is approximately $8.1 million. The goodwill affected is that recorded at the time of the acquisition of Precision Tool & Die Co. in 1999 and is the only goodwill on the Company's balance sheet as of the end of the first quarter of 2002.

The following table details the proforma transitional disclosures:


                                                                                             13 Weeks ended
(In thousands of U.S. dollars except for earnings-per-share amounts)             March 29, 2002         March 30, 2001
--------------------------------------------------------------------            ---------------------------------------
Reported net income                                                                $      (1,097)         $     (7,048)
Add back: Goodwill amortization                                                                                    123
Add back: Cumulative effect of a change in accounting principle, net of tax                  853
                                                                               ----------------------------------------
Adjusted net income                                                                $        (244)         $     (6,925)
                                                                               ----------------------------------------

Basic and diluted earnings per share:
     Reported net income                                                           $       (0.16)         $      (1.03)
     Goodwill amortization                                                                                        0.02
     Cumulative effect of a change in accounting principle, net of tax                      0.12
                                                                               ----------------------------------------
     Adjusted net income                                                           $       (0.04)         $      (1.01)
                                                                               ----------------------------------------

(3) DECONSOLIDATION OF JOINT VENTURE

Effective the third quarter of 2001, the operating results of Qualcore, the joint venture with General Electric, are being reported on the equity method. This was a result of the change in management of the joint venture. As of the beginning of the third quarter the new General Manager is now required to report directly to a four-member board of directors in which the two joint venture partners have equal voting rights.

(4) SEGMENT REPORTING

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

The Metal Stamping segment is the Precision, Tool, Die and Machine subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

The following table presents net sales and net income (loss) by segment:

                                                                          Unallocated
                                          Contract       Metal       Corporate      Inter-
                                        anufacturing    Stamping     and other      segment      Total
                                       -----------------------------------------------------------------
 THIRTEEN WEEKS ENDED MARCH 29, 2002
 Net sales                              $     7,726     $ 18,660     $       -      $     -   $  26,386
 Income before cumulative effect of
 accounting change                              120          203          (567)           -        (244)
--------------------------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED MARCH 30, 2001
 Net sales                              $    16,817     $ 20,076     $       -      $(1,136)  $  35,757
 Net loss                                    (5,982)        (391)         (675)           -      (7,048)
--------------------------------------------------------------------------------------------------------

(5) RESTRUCTURING CHARGES AND OTHER MATTERS

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company recognized restructuring charges of $9.2 million in the first quarter of 2001 and $12.9 million during the year ended December 31, 2001. Such restructuring charges include severance and related costs and write-off of non productive assets. As of March 29, 2002 the Company has approximately $470 thousand remain in accrued liabilities in connection with such restructuring charges.

(6) INVENTORIES

Inventories consist of the following:

                                                                 MARCH 29, 2002         DECEMBER 31, 2001
                                                             ----------------------   ---------------------
Raw materials                                                    $        2,469         $           2,710
Work-in-process                                                           1,186                     1,049
Finished goods                                                            2,247                     1,816
                                                             ----------------------   ---------------------
                                                                          5,902                     5,575
Reserve for excess and obsolete inventory                                   (80)                      (25)
                                                             ----------------------   ---------------------
                                                                 $        5,822         $           5,550
                                                             ======================   =====================

(7) FOREIGN CURRENCY TRANSLATION

     Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $32 thousand and $77 thousand for the thirteen weeks ended March 29, 2002, and March 30, 2001 respectively.

     Assets and liabilities denominated in Mexican pesos are summarized as follows in thousands of U. S. dollars:

                                                   March 29, 2002       December 31, 2001

                                                ---------------------  ---------------------
        Cash and cash equivalents                  $             621      $             420
        Other receivables                                      1,679                  1,792
        Prepaid expenses                                       3,041                  2,681
        Other assets, net                                         31                     30
        Accounts payable                                       (267)                (1,023)
        Accrued expenses and other liabilities               (1,975)                (2,435)
                                                ---------------------  ---------------------

        Net non-U.S. currency position             $          3,130       $           1,465
                                                =====================  =====================

(8) INCOME TAXES

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

     In accordance with SFAS 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S., resulting in an overall effective tax rate for the thirteen weeks ended March 29, 2002 of approximately 154%. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses for Mexican tax purposes.

(9) RELATED PARTY NOTE RECEIVABLE

     In August, 2001, February 2002 and May 2002 the Company issued $3 million, $2 million and $2 million respectively of a convertible subordinated loan to Franklin Connections, LLC, a related party. If converted, this investment would represent approximately 40% ownership in Franklin Connections, LLC, a company related through common ownership dedicated to the manufacture and distribution of candy.

(10) EARNINGS PER SHARE

     Basic and diluted net loss per common share ("EPS") for the thirteen weeks ended March 29, 2002 and March 30, 2001 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen weeks ended March 29, 2002 and March 30, 2001 were 6,866,100. The Company has no dilutive securities.

(11) NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, and is effective for financial statements issued for years beginning after December 15, 2001 and interim periods within those years. The implementation of SFAS No. 144 has not had a significant impact on the financial position or results of the Comapny.

(12) SUBSEQUENT EVENTS

     On April 19, 2002 the stockholders authorized the Board of directors to approve and implement an executive compensation plan to include stock options. The Company is currently evaluating executive compensation plans, however no plan has been approved or implemented.

     In addition on April 19, 2002 the shareholders of the Company approved the issuance of Elamex shares in connection with the acquisition of Mt. Franklin Holdings, LLC and related entities. Such acquisition is expected to be finalized during the second quarter of 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective in the third quarter of 2001. The following tables present those proforma effects by segment:

                                         Contract        Metal       Corporate   Inter-    Proforma         Qualcore
                                       Manufacturing    Stamping     and other   segment     Total        Adjustments      Total
                                      ----------------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED MARCH 29, 2002
 Net sales                             $       7,726   $   18,660    $      -    $     -   $ 26,386                      $  26,386
 Gross profit                                    908        1,290           -          -      2,198                          2,198
 Operating expenses                              615          709         512          -      1,836                          1,836
 Other expense                                   (21)         (60)          -          -        (81)           (377)          (458)
------------------------------------------------------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED MARCH 30, 2001
 Net sales                             $      11,174   $   20,076    $      -    $(1,136)  $ 30,114        $  5,643      $  35,757
 Gross profit (loss)                             316          833           -          -      1,149          (2,440)        (1,291)
 Operating expenses                            1,913          917       4,223          -      7,053           6,060         13,113
 Other income (expense)                          (78)          (9)      2,223          -      2,136             (55)         2,081
------------------------------------------------------------------------------------------------------------------------------------

GENERAL

NET SALES

     Net sales for the thirteen weeks ended March 29, 2002 decreased 12% to $26.4 million from $30.1 million for the comparable period in 2001.

Sales for Contract Manufacturing for the thirteen weeks ended March 29, 2002 decreased to $7.7 million from $11.2 million for the same period in the prior year. This decrease was primarily due to the termination of certain contracts.

Sales for Metal Stamping for the thirteen weeks ended March 29, 2002 decreased to $18.7 million from $20.1 million for the same period in the prior year. The decrease was primarily due to decreases in tooling sales.

GROSS PROFIT (LOSS)

     Gross profit increased to $2.2 million or 8% of sales for the thirteen weeks ended March 29, 2002, as compared to $1.1 million or 4% of sales for the same period of the prior year.

Gross profit for Contract Manufacturing for the thirteen weeks ended March 29, 2002 increased to $908 thousand from $316 thousand for the same period in the prior year. The increase was primarily due to reduction in overhead expenses.

Gross profit for Metal Stamping for the thirteen weeks ended March 29, 2002 increased to $1.3 million from $833 thousand for the same period in the prior year. This increase was primarily due to decreases in cost of material and overhead expenses.

OPERATING EXPENSES

     Operating expenses decreased 75% to $1.8 million for the thirteen weeks ended March 29, 2002, compared to $7.1 million for the same period of the prior year.

Operating expenses for Contract Manufacturing for the thirteen weeks ended March 29, 2002 decreased to $615 thousand from $1.9 million for the same period in the prior year. This decrease was primarily due to restructuring costs of $1.2 million recorded in the first quarter of 2001.

Operating expenses for Metal Stamping for the thirteen weeks ended March 29, 2002 decreased to $709 thousand from $917 thousand for the same period in the prior year. The decrease was primarily due to restructuring charges of $130 thousand recorded in the first quarter of 2001.

Operating expenses for Corporate for the thirteen weeks ended March 29, 2002 decreased to $512 thousand from $4.2 million for the same period in the prior year. The decrease was primarily due to the restructuring costs of $3 million recorded during the first quarter of 2001 and decreases in corporate overhead of approximately $726 thousand.

OTHER INCOME (EXPENSE)

     Other income (expense) for the thirteen weeks ended March 29, 2002 was a net expense of $81 thousand, compared to net other income of $2.1 million in the same period of the prior year. The primary reasons for this change are a gain of approximately $2.4 million recorded in the prior year from the EMS and Optimag sales, and a reduction in net interest expense of approximately $152 thousand.

TAXES

     Due to the impact of inflation and foreign exchange gains and losses, as determined under Mexican Tax Laws, it is difficult to predict monetary gains and losses for tax purposes related to monetary assets. Changes in the U.S. Dollar to Mexican Peso exchange rate can have a material impact to the calculation of taxes under SFAS 109. Accordingly, the effective tax rate is subject to change on a quarterly basis as the impact of the monetary gains and losses for tax purposes become known.

CHANGE IN ACCOUNTING PRINCIPLE

     The Company has completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, goodwill remaining on the books is approximately $8.1 million. The goodwill affected is that recorded at the time of the acquisition of Precision Tool & Die Co. in 1999 and is the only goodwill on the Company's balance sheet as of the end of the first quarter of 2002.

NET LOSS AND LOSS PER SHARE

     Net loss for the thirteen weeks ended March 29, 2002 was $1.1 million compared to $7 million in net loss for the same period of 2001. Basic and diluted net loss per common share for the thirteen weeks ended March 29, 2002 was $0.16 loss per share, which compares with $1.03 loss per share for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital (defined as current assets minus current liabilities) as of March 29, 2002 decreased to $28.5 million as compared to $29.5 million from December 31, 2001. The decrease was primarily due to a decrease in accounts receivable and increase increase in accounts payable.

For the thirteen weeks ended March 29, 2002 the net cash provided by operating activities was $1.5 million.

The net cash used in investing activities was $2.2 million for the thirteen weeks ended March 29, 2002. During the quarter ended March 29, 2002 the Company issued a $2 million convertible subordinated loan to Franklin Connections, LLC, a related party.

Management intends to fund current operations and activities of the Company through existing working capital, cash and available credit facilities, also with the issuance of Elamex shares in the acquisition of Mt. Franklin Holdings, LLC and related entities

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, and is effective for financial statements issued for years beginning after December 15, 2001 and interim periods within those years. The implementation of SFAS No. 144 has not had a significant impact on the financial position or results of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Elamex's functional currency is the U.S. dollar and is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days.

     Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $18.4 million at March 29, 2002, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $184 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting and an extraordinary meeting of stockholders were held in Cd. Juarez, Mexico on April 19, 2002 at 9:00 a.m. The stockholders of the Company were asked to consider and vote on the following matters:
              Extraordinary meeting
              1) Amendment of Company's Bylaws to reduce the number of Directors from eleven (11) to seven (7).
              2) Amendment of Company's Bylaws to authorize Board of Directors to change Company's name.
              3) Waiver of Shareholders Pre-emptive Rights and Authorize the Company's Board of Directors to issue shares of the Company's common stock to acquire Mt. Franklin Holdings, LLC and its related companies and Franklin Inmobiliarios, S.A. de C.V.
              4) Waiver of Shareholders' Pre-emptive Rights and Authorize the Company's Board of Directors to issue stock options.

              Annual meeting
              5)  Election of Directors
              6) To approve and ratify the selection of Deloitte & Touche as Independent Public Accountants.


     The following is a summary of the voting results with respect to each of the proposals:

                                     VOTES FOR   VOTES AGAINST   VOTES ABSTAINED

                  Proposal one       6,709,783          9,035               0
                  Proposal two       6,710,623          4,670           3,525
                  Proposal three     6,689,123         23,145           6,550
                  Proposal four      6,580,858         63,410          74,550
                  Proposal five      6,625,098          7,320          86,400
                  Proposal six       6,714,168          2,200           2,450



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

                                              ELAMEX, S.A. de C.V.

     Date: May 13, 2002          By:         /s/_Richard P. Spencer
                                     ------------------------------------------
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                             (DULY AUTHORIZED OFFICER)



     Date: May 13, 2002          By:         /s/ Daniel L. Johnson
                                     ------------------------------------------
                                                 Daniel L. Johnson
                                           VICE-PRESIDENT OF FINANCE AND
                                              CHIEF FINANCIAL OFFICER