Form 10-Q
period 2002-06-30
ELAMEX SA DE CV
filed 2002-08-12
CIK 1009302

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended: June 28, 2002
                                    -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________________ to _______________

    Commission file number: 0-27992

                              ELAMEX, S.A. de C.V.
             (Exact name of registrant as specified in its charter)

                  Mexico                                    Not Applicable
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                    identification number)

           1800 Northwestern Dr.
                EL PASO, TX                                      79912
  (Address of principal executive offices)                    (Zip code)

                                 (915) 298-3061
               Registrant's telephone number, including area code
                                in El Paso, Texas

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____

  The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 12, 2002 was:
                                    7,789,261

================================================================================

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                       Page No.

PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Unaudited Consolidated Condensed Balance Sheets as of June 28, 2002 and December 31,  2001 ............ 3

                  Unaudited  Consolidated Condensed Statements of Operations and Comprehensive Loss for the
                  Thirteen and Twenty-six Weeks ended June 28, 2002 and June 29, 2001.................................... 4

                  Unaudited Consolidated Condensed Statements of Cash Flows for the Twenty-six Weeks ended
                  June 28, 2002 and June 29, 2001........................................................................ 5

                  Notes to Unaudited Consolidated Condensed Financial Statements......................................... 6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10

     Item 3.      Qualitative and Quantitative Disclosures about Market Risk............................................ 13

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................................... 13

     Item 2.      Changes in Securities and use of Proceeds............................................................. 13

     Item 3.      Defaults upon Senior Securities....................................................................... 13

     Item 4.      Submission of Matters to a Vote of Security Holders................................................... 13

     Item 5.      Other Information..................................................................................... 14

     Item 6.      Exhibits and Reports on Form 8-K...................................................................... 14

SIGNATURES.............................................................................................................. 15

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                          June 28, 2002        December 31, 2001
                                                                          -------------        -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $  14,301              $  16,850
     Trade accounts receivable, net                                             14,999                 16,362
     Other receivables, net                                                      1,864                  2,363
     Inventories, net                                                            6,700                  5,550
     Refundable income taxes                                                     2,807                  3,365
     Prepaid expenses                                                            1,342                    515
     Related party note receivable                                               4,100                     --
     Deferred income taxes                                                          --                    246
                                                                             ---------              ---------
         Total current assets                                                   46,113                 45,251

Property, plant and equipment, net                                              37,842                 38,582
Investment in unconsolidated joint venture                                       3,340                  2,843
Goodwill, net                                                                    8,122                  8,975
Deferred income taxes                                                            2,176                  2,034
Related party note receivable                                                    3,000                  3,000
Other assets, net                                                                  788                    816
                                                                             ---------              ---------
                                                                             $ 101,381              $ 101,501
                                                                             =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt                     $   2,368              $   2,569
     Accounts payable                                                           11,696                  9,478
     Accrued expenses                                                            1,416                  3,645
     Taxes payable                                                               1,075                     67
                                                                             ---------              ---------
         Total current liabilities                                              16,555                 15,759

Long-term debt, excluding current portion                                       17,350                 16,286
Other liabilities                                                                   --                     56
                                                                             ---------              ---------
         Total liabilities                                                      33,905                 32,101

Commitments and contingencies                                                       --                     --
                                                                             ---------              ---------

Stockholders' equity:
     Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding Common stock, 22,400,000 shares authorized,
     7,400,000 issued and 6,866,100 outstanding                                 35,060                 35,060
     Retained earnings                                                          35,313                 37,237
     Treasury stock, 533,900 shares at cost                                     (2,518)                (2,518)
     Accumulated other comprehensive loss, net of tax                             (379)                  (379)
                                                                             ---------              ---------
         Total stockholders' equity                                             67,476                 69,400
                                                                             ---------              ---------
                                                                             $ 101,381              $ 101,501
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

                                                                              13 Weeks ended                26 Weeks ended
                                                                        ---------------------------   ----------------------------
                                                                        June 28, 2002  June 29, 2001  June 28, 2002  June 29, 2001
                                                                        -------------  -------------  -------------  -------------
Net sales                                                                    $27,330       $36,165       $53,716       $71,922
Cost of sales                                                                 25,426        36,028        49,614        73,076
                                                                         ------------   -----------   -----------   -----------

         Gross profit (loss)                                                   1,904           137         4,102       (1,154)
                                                                         ------------   -----------   -----------   -----------

Operating expenses:
     General and administrative                                                1,537         2,430         3,107         5,782
     Selling
                                                                                 188           330           454           843
     Re-structuring charges                                                                  2,477                      11,726
                                                                         ------------   -----------   -----------   -----------
         Total operating expenses                                              1,725         5,237         3,561        18,351
                                                                         ------------   -----------   -----------   -----------

         Operating income (loss)                                                 179       (5,100)           541      (19,505)
                                                                         ------------   -----------   -----------   -----------

Other (expense) income:
     Interest income
                                                                                 257           425           441           910
                                                                               (216)         (674)         (397)       (1,308)
     Other, net                                                                (201)           402         (285)           264
     Loss in joint venture                                                      (76)                       (453)
     Gain on sale of subsidiaries                                                                                        2,612
                                                                                               244
                                                                         ------------   -----------   -----------   -----------
         Total other (expense) income                                          (236)           397         (694)         2,478
                                                                         ------------   -----------   -----------   -----------

         Loss before income taxes, minority interest and cumulative
         effect of change in accounting principle                               (57)       (4,703)         (153)      (17,027)

     Income tax provision (benefit)                                              770       (1,297)           918       (2,151)
                                                                         ------------   -----------   -----------   -----------

         Loss before minority interest and cumulative effect of change
         in accounting principle                                               (827)       (3,406)       (1,071)      (14,876)

     Minority interest                                                                       1,863                       6,285
                                                                         ------------   -----------   -----------   -----------

         Loss before cumulative effect of change in accounting principle       (827)       (1,543)       (1,071)       (8,591)

     Cumulative effect of change in accounting principle, net of tax                                        853
                                                                         ------------   -----------   -----------   -----------

         Net loss                                                              (827)       (1,543)       (1,924)       (8,591)

     Other comprehensive loss, net of income tax benefit                                     (315)                       (342)
                                                                         ------------   -----------   -----------   -----------
     Comprehensive loss                                                       $(827)      $(1,858)      $(1,924)      $(8,933)
                                                                         ============   ===========   ===========   ===========

     Net loss per share, basic and diluted before cumulative effect
     of accounting change                                                    $(0.12)       $(0.22)       $(0.16)       $(1.25)
     Cumulative effect of change in accounting principle, net of tax                                     $(0.12)
                                                                         ------------   -----------   -----------   -----------
     Net loss per share, basic and diluted                                   $(0.12)       $(0.22)       $(0.28)       $(1.25)
                                                                         ============   ===========   ===========   ===========
     Shares used to compute net loss per share, basic and diluted          6,866,100     6,866,100     6,866,100     6,866,100
                                                                         ============   ===========   ===========   ===========

See Notes to Unaudited Consolidated Condensed Financial Statements

                      ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                         (In Thousands of U. S. Dollars)
                                   (Unaudited)

                                                                                       Twenty-six Weeks ended
                                                                                       ----------------------
                                                                                  June 28, 2002          June 29, 2001
                                                                                  -------------          -------------
Cash flows from operating activities:
   Net loss                                                                         $  (1,924)             $  (8,591)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                      1,634                  2,518
     Cumulative effect of change in accounting principle - goodwill impairment            853                     --
     Provision for doubtful trade accounts receivable                                     162                  1,364
     Provision for excess and obsolete inventory                                          215                  1,034
     Gain on sale of subsidiaries                                                          --                 (2,299)
     Equity in loss of unconsolidated joint venture                                       453                     --
     Minority interest in losses of joint venture                                          --                 (6,285)
     Deferred income tax benefit                                                          104                 (2,433)
     Losses on disposal-impairment of property, plant and equipment                        --                  5,733
     Change in operating assets and liabilities, net of effects from deconsolidation of joint venture for 2001
         Trade accounts receivable                                                      1,201                   (241)
         Other receivables                                                                499                   (245)
         Inventories                                                                   (1,365)                 2,328
         Refundable income taxes                                                          558                    106
         Prepaid expenses                                                                (827)                  (529)
         Other assets                                                                      28                    (55)
         Accounts payable                                                               2,218                 (5,539)
         Accrued expenses                                                              (2,229)                  (463)
         Taxes payable                                                                  1,008                    699
         Other liabilities                                                                (56)                    (3)
                                                                                    ---------              ---------
                 Net cash provided by (used in) operating activities                    2,532                (12,901)
                                                                                    ---------              ---------

Cash flows from investing activities:
     Proceeds from sale of investment security
                                                                                           --                  1,945
     Purchase of property, plant and equipment                                           (894)                (2,290)
     Investment in joint venture                                                         (950)
     Proceeds from sale of subsidiaries                                                    --                  2,299
     Issuance of related party note receivable                                         (4,100)
     Repayments of related party note receivable                                           --                  7,000
                                                                                    ---------              ---------
                 Net cash (used in) provided by investing activities                   (5,944)
                                                                                                               8,954
                                                                                    ---------              ---------

Cash flows from financing activities:
     Proceeds from  notes payable and long term-debt                                    2,276
                                                                                                              14,423
     Payments of notes payable and long term-debt                                      (1,413)                (8,878)
                                                                                    ---------              ---------
                 Net cash provided by financing activities                                863                  5,545
                                                                                    ---------              ---------

Net (decrease) increase in cash and cash equivalents                                   (2,549)                 1,598

Cash and cash equivalents, beginning of period                                         16,850                 24,357
                                                                                    ---------              ---------

              Cash and cash equivalents, end of period                              $  14,301              $  25,955
                                                                                    =========              =========

See accompanying notes to consolidated financial statements

                      Elamex S.A. de C.V. and Subsidiaries
       Notes to the Unaudited Consolidated Condensed Financial Statements
                         (In Thousands of U. S. Dollars)

(1) General

            The accompanying unaudited interim consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 annual report on Form 10-K.

            In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of June 28, 2002, the results of operations for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001 and cash flows for the twenty-six weeks ended June 28, 2002 and June 29, 2001. The consolidated condensed balance sheet as of December 31, 2001 is derived from the December 31, 2001 audited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended June 28, 2002 are not necessarily indicative of the results to be expected for the entire year.

(2) Change in accounting principle

            In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 142"), "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $246 thousand for the twenty-six weeks ended June 28, 2002.

            The Company completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, goodwill remaining on the books is approximately $8.1 million. The goodwill affected is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999 and is the only goodwill on the Company's balance sheet as of the end of the second quarter of 2002.

The following table details the proforma transitional disclosures:

                                                                               ($000s except for earnings-per-share amounts)
                                                                                13 Weeks ended                26 Weeks ended
                                                                          ----------------------------  ----------------------------
                                                                          June 28, 2002  June 29, 2001  June 28, 2002  June 29, 2001

Reported net loss                                                           $  (827)        $(1,543)     $  (1,924)     $  (8,591)
Add back: Goodwill amortization                                                                 123                           246
Add back: Cumulative effect of change in accounting principle, net of tax                                      853
                                                                            -------         -------      ---------      ---------
Adjusted net loss                                                           $  (827)        $(1,420)     $  (1,071)     $  (8,345)
                                                                            -------         -------      ---------      ---------

Basic and diluted earnings per share:
     Reported net loss                                                      $ (0.12)        $ (0.22)     $   (0.28)     $   (1.25)
     Goodwill amortization
                                                                                               0.02                          0.04
     Cumulative effect of change in accounting principle
                                                                                                              0.12
                                                                            -------         -------      ---------      ---------
     Adjusted net loss                                                      $ (0.12)        $ (0.20)     $   (0.16)     $   (1.21)
                                                                            -------         -------      ---------      ---------


(3) Deconsolidation of Joint Venture

            Effective the third quarter of 2001, the operating results of Qualcore, S. de R.L. de C.V. the joint venture with General Electric, are reported on the equity method. This is a result of the change in management of the joint venture. As of the beginning of July 2001 the new general manager reports directly to a four-member board of directors in which the two joint venture partners have equal voting rights.

 (4) Segment reporting

            During the third quarter of 2001 the Company completed the realignment of its operations in order to more closely align the reportable segments with the markets the Company serves. As a result of this realignment the Company's reportable segments are 1) Shelter Services (Previously Contract Manufacturing) and 2) Metal Stamping.

            The Shelter Services segment provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies. Under the shelter business model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services. The Shelter Services segment also includes Qualcore, the joint venture with General Electric.

            The Metal Stamping segment is the Precision, Tool, Die and Machine subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

            The following table presents net sales and net income (loss) by segment:

                                                            Shelter Services       Metal           Corporate
                                                                                 Stamping          and other               Total
                                                     ------------------------------------------------------------------------------
Thirteen weeks ended June 28, 2002
Net sales                                                         $8,149         $19,181               $--                 $27,330
(Loss) income before cumulative
effect of accounting change                                        (660)             123              (290)                   (827)
----------------------------------------------------------------------------------------------------------------------------------
Thirteen weeks ended June 29, 2001
Net sales                                                        $15,291         $20,874               $--                 $36,165
Net income                                                        (2,520)           (266)            1,243                  (1,543)
----------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended June 28, 2002
Net sales                                                        $15,875         $37,841               $--                 $53,716
(Loss) income before cumulative
effect of accounting change                                         (917)            326              (480)                 (1,071)

----------------------------------------------------------------------------------------------------------------------------------
Twenty-six weeks ended June 29, 2001
Net sales                                                       $30,9972         $40,950               $--                 $71,922
Net (loss) income                                                 (8,502)           (657)              568                  (8,591)
----------------------------------------------------------------------------------------------------------------------------------

(5) Restructuring charges and other matters

            During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company recognized restructuring charges of $2.5 million in the second quarter of 2001 and $11.7 million during the twenty-six weeks ended June 29, 2001. Such restructuring charges include severance and related costs and write-off of non productive assets. As of June 28, 2002 the Company has approximately $329 thousand remaining in accrued liabilities in connection with such restructuring charges.

(6) Inventories

Inventories consist of the following:

                                                                                  June 28, 2002        December 31, 2001
                                                                                  -------------        -----------------
Raw materials                                                                       $   3,307              $   2,710
Work-in-process                                                                         1,049                  1,049
Finished goods                                                                          2,584                  1,816
                                                                                    ---------              ---------
                                                                                        6,940                  5,575
Reserve for excess and obsolete inventory                                                (240)                   (25)
                                                                                    ---------              ---------
                                                                                    $   6,700              $   5,550
                                                                                    =========              =========

(7) Foreign Currency

         Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $212 thousand and $168 thousand for the thirteen weeks ended June 28, 2002, and June 29, 2001, respectively and $244 thousand and $91 thousand for the twenty-six weeks ended June 28, 2002, and June 29, 2001, respectively.

         Assets and liabilities denominated in Mexican pesos are summarized as follows in thousands of U. S. dollars:

                                                                                  June 28, 2002        December 31, 2001
                                                                                  -------------        -----------------
Cash and cash equivalents                                                           $       0                    420
Other receivables                                                                       2,184                  1,792
Prepaid expenses                                                                        3,199                  2,681
Other assets, net                                                                          17                     30
Accounts payable                                                                         (312)                (1,023)
Accrued expenses and other liabilities                                                 (2,036)                (2,435)
                                                                                    ---------              ---------
Net non-U.S. currency position                                                      $   3,052              $   1,465
                                                                                    =========              =========

(8) Income Taxes

         In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S. The tax provision for the thirteen and twenty-six weeks ended June 28, 2002 was $770 thousand and $918 thousand respectively, and for the thirteen and twenty-six weeks ended June 29, 2001 the Company recorded tax benefit of $1.3 million and $2.2 million respectively. The primary differences between the overall effective tax rate and the statutory rates of 35% for both Mexico and the U.S. are currency and inflationary gains and losses for Mexican tax purposes.

(9) Related party note receivable

            In August, 2001, the Company issued $3 million for a subordinated convertible loan, and in February 2002, May 2002 and June 2002 the Company issued $2 million, $1.1 million and $1 million respectively of demand loans to Franklin Connections, LLC, a related party. The Company completed the acquisition of Franklin Connections on July 18, 2002 and Franklin Connections repaid $4.1 million plus interest to the Company of the demand loans. The effective closing date of the transaction for accounting and tax purposes was June 28, 2002.

(10) Earnings per Share

         Basic and diluted net loss per common share ("EPS") for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen and twenty-six weeks ended June 28, 2002 and June 29, 2001 were 6,866,100. The Company has no dilutive securities.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

(12) Subsequent events

         On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of the Registrant, completed the acquisition of Mt. Franklin Holdings, LLC, and Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002.

         On July 19, 2002, the Board of Directors of the Company approved a stock option plan with up to 850,000 Elamex stock options and granted 200,000 Elamex stock options at $2.00 per share to the President and CEO of the Company. In addition and in connection with the Mt. Franklin Holdings transaction which closed on July 18, 2002 the Board of Directors granted 70,730 Elamex stock options at $6.00 per share to certain officers of Franklin Connections. The authority for the Board of Directors to issue stock options was voted in the affirmative by the Company's Shareholders in the special Shareholders meeting held on April 19, 2002.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Management's discussion and analysis is based on the results of operations after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective July 2001. The following tables present those proforma effects by segment:


                                            Shelter         Metal      Corporate    Inter-   Proforma    Qualcore
                                            Services       Stamping    and other    segment    Total   Adjustments     Total
                                       -----------------------------------------------------------------------------------------
 Thirteen weeks ended June 28, 2002
 Net sales                                    $8,149      $19,181                            $27,330                  $27,330
 Gross profit                                    744        1,160                              1,904                    1,904
 Operating expenses                              454          727        $544                  1,725                    1,725
 Other income (expense)                            9         (231)         62                  (160)         (76)        (236)
 Net (loss) income                              (584)         123        (290)                 (751)         (76)        (827)
 Net (loss) income per share                   (0.09)        0.02       (0.04)                (0.11)        (0.01)      (0.12)
--------------------------------------------------------------------------------------------------------------------------------
 Thirteen weeks ended June 29, 2001
 Net sales                                   $13,134      $20,874                 $(839)    $33,169       $2,996      $36,165
 Gross profit (loss)                             788        1,400                             2,188       (2,051)         137
 Operating expenses                            1,525        1,155      $1,133                 3,813        1,424         5,237
 Other (expense) income                        (305)        (459)       1,420                   656         (259)         397
 Net (loss) income                             (649)        (266)       1,243                   328       (1,871)      (1,543)
 Net (loss) income per share                  (0.09)       (0.04)        0.18                  0.05        (0.27)       (0.22)
--------------------------------------------------------------------------------------------------------------------------------
 Twenty-six weeks ended June 28, 2002
 Net sales                                   $15,875      $37,841                          $53,716                    $53,716
 Gross profit                                  1,652        2,450                            4,102                      4,102
 Operating expenses                            1,069        1,436      $1,056                3,561                      3,561
 Other (expense) income                         (10)       (477)         246                (241)        (453)           (694)
 Net (loss) income                             (464)                                                                (1,924)
                                                              326     (1,333)              (1,471)        (453)
 Net (loss) income per share                  (0.07)                                                                 (0.28)
                                                             0.05      (0.19)          -    (0.21)       (0.07)
--------------------------------------------------------------------------------------------------------------------------------
 Twenty-six weeks ended June 29, 2001
 Net sales                                   $24,308      $40,950               $(1,975)                            $71,922
                                                                                           $63,283       $8,639
 Gross profit (loss)                           1,104        2,233                                                   (1,154)
                                                                                             3,337      (4,491)
 Operating expenses                            3,439        2,072                                                    18,351
                                                                       $5,356               10,867        7,484
 Other (expense) income                        (646)                                                                  2,478
                                                            (888)       4,608                3,074        (596)
 Net (loss) income                           (2,205)                                                                (8,591)
                                                            (657)         568              (2,294)      (6,297)
 Net (loss) income per share                  (0.32)                                                                 (1.25)
                                                           (0.10)        0.08               (0.33)       (0.92)
--------------------------------------------------------------------------------------------------------------------------------


General

Net sales

     Proforma net sales for the thirteen weeks ended June 28, 2002 decreased 18% to $27.3 million from $33.2 million for the comparable period in 2001. Proforma net sales for the twenty-six weeks ended June 28, 2002 decreased 15% to $53.7 million from $63.3 million for the same period in 2001.

Sales for Shelter Services for the thirteen weeks ended June 28, 2002 decreased to $8.1 million from $13.1 million for the same period in the prior year. For the twenty-six weeks ended June 28, 2002 sales decreased to 15.9 million from $24.3 million for the same period in the prior year. This decrease was primarily due to the termination of certain contracts.

Sales for Metal Stamping for the thirteen weeks ended June 28, 2002 decreased to $19.2 million from $20.9 million for the same period in the prior year. For the twenty-six weeks ended June 28, 2002 sales decreased to $37.8 million from $41 million for the same period in the prior year. The decrease was primarily due to decreases in tooling sales and a general decrease in customers' orders.

Gross profit (loss)

     Proforma gross profit decreased to $1.9 million or 7% of sales for the thirteen weeks ended June 28, 2002, as compared to $2.2 million or 7% of sales for the same period of the prior year. Proforma gross profit increased to $4.1 million or 8% of sales for the twenty-six weeks ended June 28, 2002, as compared to $3.3 million or 5% of sales for the same period of the prior year.

Gross profit for Shelter Services for the thirteen weeks ended June 28, 2002 decreased to $744 thousand from $788 thousand for the same period in the prior year. Gross profit for the twenty-six weeks ended June 28, 2002 increased to $1.7 million from $1.1million for the same period in the prior year. The increase was primarily due to reduction in overhead expenses.

Gross profit for Metal Stamping for the thirteen weeks ended June 28, 2002 decreased to $1.2 million from $1.4 million for the same period in the prior year. Gross profit for the twenty-six weeks ended June 28, 2002 increased to $2.5 million from $2.2 million for the same period in the prior year.

Operating expenses

     Proforma operating expenses decreased 55% to $1.7 million for the thirteen weeks ended June 28, 2002, compared to $3.8 million for the same period of the prior year. Operating expenses decreased 67% to $3.6 million for the twenty-six weeks ended June 28, 2002, compared to $10.9 million for the same period of the prior year.

Operating expenses for Shelter Services for the thirteen weeks ended June 28, 2002 decreased to $454 thousand from $1.5 million for the same period in the prior year. This decrease was primarily due to restructuring costs of $947 thousand recorded in the second quarter of 2001. Operating expenses for the twenty-six weeks ended June 28, 2002 decreased to $1.1 million from $3.4 million for the same period in the prior year. This decrease was primarily due to restructuring costs of $1.5 million recorded in the first semester of 2001 and a decreases in selling and general administrative expenses of $960 thousand.

Operating expenses for Metal Stamping for the thirteen weeks ended June 28, 2002 decreased to $727 thousand from $1.2 million for the same period in the prior year. The decrease was primarily due to a decrease in general administrative expenses of $296 thousand, a reduction of $122 thousand in amortization of goodwill and restructuring charges of $36 thousand recorded in the second quarter of 2001. Operating expenses for the twenty-six weeks ended June 28, 2002 decreased to $1.4 million from $2.1 million for the same period in the prior year. The decrease was primarily due to a decrease in general administrative expenses of $306 thousand, a reduction of $239 thousand in amortization of goodwill and restructuring charges of $166 thousand recorded in the second semester of 2001and decreases in depreciation and administrative expenses.

Operating expenses for Corporate for the thirteen weeks ended June 28, 2002 decreased to $544 thousand from $1.1 million for the same period in the prior year. The decrease was primarily due to a decreases in corporate overhead of approximately $391 thousand and restructuring costs of $198 thousand recorded during the second quarter of 2001.. Operating expenses for Corporate for the twenty-six weeks ended June 28, 2002 decreased to $1.1 million from $5.4 million for the same period in the prior year. The decrease was primarily due to restructuring costs of $3.2 million recorded during the second quarter of 2001 and decreases in corporate overhead of approximately $1.1 million.

Other (expense) income

     Other (expense) income for the thirteen weeks ended June 28, 2002 was a net expense of $160 thousand, compared to net other income of $656 thousand in the same period of the prior year. The primary reason for this change were incremental exchange translation losses of $305 thousand in the first quarter of 2002 and a gain of approximately $244 thousand of additional income recorded in the prior year from the sale of subsidiaries. Other (expense) income for the twenty-six weeks ended June 28, 2002 was a net expense of $241 thousand, compared to net other income of $3.1 million in the same period of the prior year. The primary reasons for this change were a gain of approximately $2.6 million recorded in the prior year from the sale of subsidiaries and a reduction in net interest expense of approximately $179 thousand.

Taxes

     Due to the impact of inflation and foreign exchange gains and losses, as determined under Mexican Tax Laws, it is difficult to predict monetary gains and losses for tax purposes related to monetary assets. Changes in the U.S. Dollar to Mexican Peso exchange rate can have a material impact to the calculation of taxes under SFAS No. 109. Accordingly, the effective tax rate is subject to change on a quarterly basis as the impact of the monetary gains and losses for tax purposes become known.

Change in accounting principle

     The Company has completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, recorded goodwill is approximately $8.1 million. The goodwill affected is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999 and is the only goodwill on the Company's balance sheet as of the end of the second quarter of 2002.

Net loss and loss per share

     Proforma net loss for the thirteen weeks ended June 28, 2002 was $751 thousand compared to a net income of $328 thousand for the same period of 2001. Basic and diluted net loss per common share, calculated on the basis of 6,866,100 shares, for the thirteen weeks ended June 28, 2002 was $0.11 loss per share, which compares with $0.05 income per share for the same period of the prior year. Proforma net loss for the twenty-six weeks ended June 28, 2002 was $1.5 million compared to $2.3 million in net loss for the same period of 2001. Basic and diluted net loss per common share, calculated on the basis of 6,866,100 shares, for the twenty-six weeks ended June 28, 2002 was $0.21 loss per share, which compares with $0.33 loss per share for the same period of the prior year.

Liquidity and Capital Resources

         The Company's working capital (defined as current assets minus current liabilities) as of June 28, 2002 increased slightly to $29.6 million as compared to $29.5 million from December 31, 2001.

For the twenty-six weeks ended June 28, 2002 the net cash provided by operating activities was $2.5 million.

The net cash used in investing activities was $5.9 million for the twenty-six weeks ended June 28, 2002. During the semester ended June 28, 2002 the Company issued $4.1 million of demand loans to Franklin Connections, LLC, a related party.

The net cash provided by financing activities was $863 thousand for the twenty-six weeks ended June 28, 2002.

Subsequent to June 28, 2002 the Company issued Elamex shares in connection with the acquisition of Mt. Franklin Holdings, LLC and related entities.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

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

     Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $18.8 million at June 28, 2002, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $188 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

     Form 8-K filed on August 2, 2002 for the acquisition of Franklin
Connections

     Exhibit
     Number                              Description
     -------                             -----------

        3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in El Paso, Texas.

     In addition and pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the undersigned chief executive officer and chief financial officer of the issuer hereby certify that this Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                       ELAMEX, S.A. de C.V.

         Date: August 12, 2002         By: /S/ Richard P. Spencer
                                           ------------------------------------
                                           President and Chief Executive Officer
                                                (Duly Authorized Officer)

         Date: August 12, 2002         By: /S/ Thomas J. Benson
                                           ------------------------------------
                                                      Thomas J. Benson
                                               Vice-President of Finance and
                                                   Chief Financial Officer