Form 10-Q
period 2002-09-30
ELAMEX SA DE CV
filed 2002-11-12
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period ended: SEPTEMBER 27, 2002

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

     The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 12, 2002 was:

                                   7,789,261

================================================================================


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                                        TABLE OF CONTENTS


                                                                                                                  Page No.

     PART I.      FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Unaudited Consolidated Condensed Balance Sheets as of September 27, 2002 and December
                       31, 2001....................................................................................   3

                       Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the
                       Thirteen and Thirty-nine Weeks ended September 27, 2002 and September 28, 2001..............   4

                       Unaudited Consolidated Condensed Statements of Cash Flows for the Thirty-nine Weeks ended
                       September 27, 2002 and September 28, 2001...................................................   5

                       Notes to Unaudited Consolidated Condensed Financial Statements..............................   6


          Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......  10

          Item 3.      Qualitative and Quantitative Disclosures about Market Risk..................................  14

          Item 4.      Controls and Procedures.....................................................................  14


     PART II.     OTHER INFORMATION

          Item 1.      Legal Proceedings...........................................................................  15

          Item 2.      Changes in Securities and use of Proceeds...................................................  15

          Item 3.      Defaults upon Senior Securities.............................................................  15

          Item 4.      Submission of Matters to a Vote of Security Holders.........................................  15

          Item 5.      Other Information...........................................................................  15

          Item 6.      Exhibits and Reports on Form 8-K............................................................  15



     SIGNATURES....................................................................................................  17

     CERTIFICATIONS ...............................................................................................  18


                                                       PART I
                                               FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                       ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (IN THOUSANDS OF U.S. DOLLARS)
                                                    (UNAUDITED)
                                                                      SEPTEMBER 27, 2002         DECEMBER 31, 2001
                                                                    -----------------------    ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $               7,956      $             16,850
     Trade accounts receivable, net                                                 18,377                    16,362
     Other receivables, net                                                          3,636                     2,363
     Inventories, net                                                               14,029                     5,550
     Refundable income taxes                                                         2,332                     3,365
     Prepaid expenses                                                                  765                       515
     Deferred income taxes                                                             546                       246
                                                                    -----------------------    ----------------------
        Total current assets
                                                                                    47,641                    45,251

Property, plant and equipment, net                                                  69,099                    38,582
Investment in unconsolidated joint venture                                           3,064                     2,843
Goodwill, net                                                                       11,902                     8,975
Deferred income taxes                                                                  747                     2,034
Related party note receivable                                                                                  3,000
Other assets, ne                                                                       675                       816
                                                                    -----------------------    ----------------------
                                                                     $             133,128      $            101,501
                                                                    =======================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion of long-term debt             $               7,715      $              2,569
     Accounts payable                                                               18,115                     9,478
     Accrued expenses                                                                5,210                     3,645
     Taxes payable                                                                      78                        67
                                                                    -----------------------    ----------------------
        Total current liabilities                                                   31,118                    15,759

Long-term debt, excluding current portion                                           35,131                    16,286
Other liabilities                                                                                                 56
                                                                    -----------------------    ----------------------
        Total liabilities                                                           66,249                    32,101

Commitments and contingencies                                                            -                         -

Stockholders' equity:
     Preferred stock, no par, 50,000,000 shares authorized,
     none issued or outstanding
     Common stock, 22,400,000 shares authorized, 8,323,161
     issued and 7,789,261 outstanding                                               36,963                    35,060
     Retained earnings                                                              33,079                    37,237
     Treasury stock, 533,900 shares at cost                                         (2,518)                   (2,518)
     Accumulated other comprehensive loss, net of tax                                 (518)                     (379)
     Officers' notes receivable                                                       (127)
                                                                    -----------------------    ----------------------
        Total stockholders' equity                                                  66,879                    69,400
                                                                    -----------------------    ----------------------
                                                                     $             133,128      $            101,501
                                                                    =======================    ======================

See acompanying notes to anaudited consolidated condensed financial statements


                                         ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (IN THOUSAND OF U. S. DOLLARS)
                                                      (UNAUDITED)


                                                                   13 Weeks ended                    39 Weeks ended
                                                            ----------------------------------------------------------------
                                                             Sep 27, 2002    Sep 28, 2001    Sep 27, 2002    Sep 28, 2001
                                                            ----------------------------------------------------------------
Net sales                                                      $  37,580       $  31,489        $  91,296         $ 103,411
Cost of sales                                                     33,153          29,752           82,767           102,828
                                                            -------------  --------------   --------------  ----------------

      Gross profit                                                 4,427           1,737            8,529               583
                                                            -------------  --------------   --------------  ----------------

Operating expenses:
    General and administrative                                     1,972           1,768            5,079             7,550
    Selling                                                        1,686             264            2,140             1,107
    Distribution                                                   1,913                            1,913                 -
    Re-structuring charges                                             -             205                -            11,931
                                                            -------------  --------------   --------------  ----------------
      Total operating expenses                                     5,571           2,237            9,132            20,588
                                                            -------------  --------------   --------------  ----------------

      Operating loss                                              (1,144)           (500)            (603)          (20,005)
                                                            -------------  --------------   --------------  ----------------

Other (expense) income:
    Interest income                                                   46             191              487             1,101
    Interest expense                                                (970)           (531)          (1,367)           (1,839)
    Other, net                                                      (274)              45            (559)               309
    Loss in joint venture                                           (276)           (755)            (729)             (755)
    Gain on sale of subsidiaries                                       -               -                -             2,612
                                                            -------------  --------------   --------------  ----------------
      Total other (expense) income                                (1,474)         (1,050)          (2,168)             1,428
                                                            -------------  --------------   --------------  ----------------

      Loss before income taxes, minority interest, and
      cumulative effect of change in accounting principle         (2,618)         (1,550)          (2,771)          (18,577)

    Income tax (benefit) provision                                  (384)           (488)              534           (2,639)
                                                            -------------  --------------   --------------  ----------------

    Loss before minority interest and cumulative effect
    of change in accounting principle                             (2,234)         (1,062)          (3,305)          (15,938)

    Minority interest                                                  -               -                -             6,284
                                                            -------------  --------------   --------------  ----------------

    Loss before cumulative effect of change in accounting
    principle                                                     (2,234)         (1,062)          (3,305)           (9,654)

    Cumulative effect of change in accounting principle,
    net of tax                                                         -               -              853                 -
                                                            -------------  --------------   --------------  ----------------

      Net loss                                                    (2,234)         (1,062)          (4,158)           (9,654)

    Other comprehensive loss, net of income tax benefit             (139)            (37)            (139)             (379)

                                                            -------------  --------------   --------------  ----------------
    Comprehensive loss                                        $   (2,373)     $   (1,099)      $   (4,297)      $   (10,033)
                                                            =============  ==============   ==============  ================

    Net loss per share, basic and diluted before cumulative
    effect of accounting change                               $    (0.30)     $    (0.15)      $    (0.47)      $     (1.41)
    Cumulative effect of change in accounting principle,
    net of tax                                                $        -      $        -       $    (0.12)      $         -
                                                            -------------  --------------   --------------  ----------------
    Net loss per share, basic and diluted                     $    (0.30)     $    (0.15)      $    (0.59)      $     (1.41)
                                                            =============  ==============   ==============  ================
    Shares used to compute net loss per share, basic and       7,510,762       6,866,100        7,080,987         6,866,100
                                                            =============  ==============   ==============  ================

See acompanying notes to anaudited consolidated condensed financial statements


                                         ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS OF U. S. DOLLARS)
                                                      (UNAUDITED)
                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                  SEPTEMBER 27, 2002      SEPTEMBER 28, 2001
                                                                                ----------------------- ----------------------
Cash flows from operating activities:
   Net loss                                                                       $            (4,158)    $            (9,654)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                              1,634                   3,468
     Cumulative effect of change in accounting principle - goodwill impairment                    853                       -
     Provision for doubtful trade accounts receivable                                             162                   1,364
     Provision for excess and obsolete inventory                                                  215                       -
     Gain on sale of subsidiaries                                                                   -                 (2,612)
     Equity in loss of unconsolidated joint venture                                               729                     755
     Minority interest in losses of joint ventur                                                    -                 (7,213)
     Deferred income tax benefit                                                                  540                 (2,942)
     Losses on disposal-impairment of property, plant and equipment                                 -                   5,733
     Change in operating assets and liabilities, net of effects from deconsolidation of joint venture in 2001 and acquisition of
        Franklin in 2002
        Trade accounts receivable                                                               2,364                     921
        Other receivables                                                                         429                     796
        Inventories                                                                            (3,217)                   3,413
        Refundable income taxes                                                                 1,033                     416
        Prepaid expenses                                                                          351                    (24)
        Other assets                                                                                2                   (402)
        Accounts payable                                                                        1,018                 (5,859)
        Accrued expenses                                                                       (1,649)                 (2,415)
        Taxes payable                                                                              11                     432
        Other liabilities                                                                         (56)                    (15)
                                                                                ----------------------- -----------------------
                Net cash provided by (used in) operating activities                               261                 (13,838)
                                                                                ----------------------- -----------------------

Cash flows from investing activities:
     Proceeds from sale of investment security                                                      -                   1,945
     Purchase of property, plant and equipment                                                 (1,628)                 (3,949)
     Investment in joint venture                                                                 (950)
     Cash effects of deconsolidation of joint venture                                                                  (1,506)
     Business acquisition, net of cash acquired                                                  (497)
     Proceeds from sale of subsidiaries                                                             -                   2,612
     Issuance of related party note receivable                                                                         (3,000)
     Repayment of related party note receivable                                                 3,000                   7,000
                                                                                ----------------------- -----------------------
                Net cash (used in) provided by investing activities                               (75)                  3,102
                                                                                ----------------------- -----------------------

Cash flows from financing activities:
     Proceeds from  notes payable and long term-debt                                            2,276                  14,423
     Payments of notes payable and long term-debt                                             (11,356)                 (8,502)
                                                                                ----------------------- -----------------------
                Net cash (used in) provided by financing activities                            (9,080)                  5,921
                                                                                ----------------------- -----------------------
Net decrease in cash and cash equivalents                                                      (8,894)                 (4,815)
Cash and cash equivalents, beginning of period                                                 16,850                  24,357
                                                                                ----------------------- -----------------------
Cash and cash equivalents, end of period                                          $             7,956     $            19,542
                                                                                ======================= =======================

See acompanying notes to anaudited consolidated condensed financial statements

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of September 27, 2002, the results of operations for the thirteen and thirty-nine weeks ended September 27, 2002 and September 28, 2001 and cash flows for the thirty-nine weeks ended September 27, 2002 and September 28, 2001. The consolidated condensed balance sheet as of December 31, 2001 is derived from the December 31, 2001 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2002 are not necessarily indicative of the results to be expected for the entire year.

(2) CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $369 thousand for the thirty-nine weeks ended September 27, 2002.

The Company completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, goodwill remaining on the books is approximately $11.9 million of which $3.8 million was recorded during the third quarter of 2002 as a result of the acquisition of Mt. Franklin Holdings (See Note 9). The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999.

The following table details the proforma transitional disclosures:

                                                              ($000s except for earnings-per-share amounts)
                                                         13 Weeks ended                           39 Weeks ended
                                              -------------------------------------   --------------------------------------
                                               September 27,      September 28,          September 27,      September 28,
                                                    2002              2001                   2002               2001
                                              -------------------------------------   --------------------------------------
Reported net loss                                  $   (2,234)         $   (1,062)            $   (4,158)       $   (9,654)
Add back: Goodwill amortization                                               123                                      369
Add back: Cumulative effect of change in
accounting principle, net of tax                                                                     853
                                              -------------------------------------   --------------------------------------
Adjusted net loss                                  $   (2,234)          $    (939)            $   (3,305)       $   (9,285)
                                              -------------------------------------   --------------------------------------

Basic and diluted earnings per share:
     Reported net loss                             $    (0.30)         $    (0.15)            $    (0.59)       $    (1.41)
     Goodwill amortization
                                                                              0.02                                     0.05
     Cumulative effect of change in
          accounting principle                                                                      0.12
                                              -------------------------------------   --------------------------------------
     Adjusted net loss                             $    (0.30)         $    (0.13)            $    (0.47)       $    (1.36)
                                              -------------------------------------   --------------------------------------

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

During the third quarter of 2002 the Company acquired the new segment of Food Products, which is Mt. Franklin Holdings LLC. a Company that operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico

The following table presents net sales and net income (loss) by segment:

                                                                                     Unallocated
                                                 Shelter     Metal      Food     Corporate    Inter-
                                                 Services   Stamping  Services   and other    segment    Total
                                                -----------------------------------------------------------------
       THIRTEEN WEEKS ENDED SEPTEMBER 27, 2002
       Net sales                                  $ 8,079    $18,518  $ 13,713                $(2,730)   $37,580
       (Loss) income before cumulative effect of
       Accounting change                             (644)       205    (1,219)        (576)              (2,234)
       Total assets
                                                   20,777     46,728    49,131       27,731   (11,239)   133,128
      -----------------------------------------------------------------------------------------------------------
       THIRTEEN WEEKS ENDED SEPTEMBER 28, 2001
       Net sales                                 $ 11,761    $19,728                                     $31,489
       Net (loss) income                             (865)      (302)                   105               (1,062)
       Total assets                                23,418     43,895                 38,801              106,114
      -----------------------------------------------------------------------------------------------------------
       THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2002
       Net sales                                 $ 23,954    $56,359  $ 13,713                $(2,730)   $91,296
       (Loss) income before cumulative effect of
       Accounting change                           (1,561)       531    (1,219)      (1,056)              (3,305)
       Total assets                                20,777     46,728    49,131       27,731   (11,239)   133,128
      -----------------------------------------------------------------------------------------------------------
       THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2001
       Net sales                                 $ 42,733    $60,678                                    $103,411
       Net (loss) income                           (9,368)      (959)                   673               (9,654)
       Total assets                                23,418     43,895                 38,801              106,114
      -----------------------------------------------------------------------------------------------------------

(4) RESTRUCTURING CHARGES AND OTHER MATTERS

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company recognized restructuring charges of $205 thousand in the third quarter of 2001 and $11.9 million during the thirty-nine weeks ended September 28, 2001. Such restructuring charges include severance and related costs and write-off of non productive assets. As of September 27, 2002 the Company has no remaining accrued liabilities in connection with such restructuring charges.

(5) INVENTORIES


Inventories consist of the following:
                                                    SEPTEMBER 27, 2002      DECEMBER 31, 2001
                                                  -----------------------  ---------------------
Raw materials                                     $               6,530    $              2,710
Work-in-process                                                   1,404                   1,049
Finished goods                                                    6,669                   1,816
                                                  -----------------------  ---------------------
                                                                 14,603                   5,575
Reserve for excess and obsolete inventory                          (574)                   (25)
                                                  -----------------------  ---------------------
                                                  $              14,029    $              5,550
                                                  =======================  =====================

(6) FOREIGN CURRENCY

Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $7 thousand and $49 thousand for the thirteen weeks ended September 27, 2002, and September 28, 2001, respectively and $265 thousand and $42 thousand for the thirty-nine weeks ended September 27, 2002, and September 28, 2001, respectively.


     Assets and liabilities denominated in Mexican pesos are summarized as follows in thousands of U. S. dollars:

                                                       September 27, 2002     December 31, 2001

                                                      ---------------------  ---------------------
          Cash and cash equivalents                   $                164   $                420
          Other receivables                                          1,555                  1,792
          Prepaid expenses                                           2,413                  2,681
          Other assets, net                                             27                     30
          Accounts payable                                            (359)                (1,023)
          Accrued expenses and other liabilities                    (2,208)                (2,435)
                                                      ---------------------  ---------------------

          Net non-U.S. currency position              $             1,592    $              1,465
                                                      =====================  =====================

(7) INCOME TAXES

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S. The tax (benefit) provision for the thirteen and thirty-nine weeks ended September 27, 2002 was $(384) thousand and $534 thousand respectively, and for the thirteen and thirty-nine weeks ended September 28, 2001 the Company recorded $(488) thousand and $(2.6) million respectively. The primary differences between the overall effective tax rate and the statutory rates of 34% for both Mexico and the U.S. are currency and inflationary gains and losses for Mexican tax purposes.

(8) RELATED PARTY NOTE RECEIVABLE

In August, 2001, the Company issued a subordinated convertible loan for $3 million, and in February 2002, May 2002 and June 2002 the Company issued demand loans for $2 million, $1.1 million and $1 million respectively to Franklin Connections, LLC, a related party. The Company completed the acquisition of Franklin Connections on July 18, 2002 and Franklin Connections repaid $4.1 million plus interest to the Company in connection with the demand loans. The effective closing date of the transaction for accounting and tax purposes was June 28, 2002.

(9) ACQUISITION

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2002 and 2001, respectively, are estimated in the following table:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                 13 Weeks ended                  39 Weeks ended
                          ----------------------------    -----------------------------
                          Sep 27, 2002   Sep 28, 2001     Sep 27, 2002    Sep 28, 2001
                          ----------------------------    -----------------------------
Net sales                   $  37,580      $  41,129        $ 113,515       $ 127,947
Gross profit                    4,427          3,239           12,994           3,506
Net loss                       (2,234)        (4,050)          (9,347)        (18,638)

Net loss per share              (0.30)         (0.54)           (1.24)          (2.48)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. The Company has not yet determined the final allocation of the purchase price and, accordingly, the amounts shown may differ from the amounts ultimately determined; however, that allocation is not expected to differ materially from the preliminary allocation.

(10) EARNINGS PER SHARE

Basic and diluted net loss per common share ("EPS") for the thirteen and thirty-nine weeks ended September 27, 2002 and September 28, 2001 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen and thirty-nine weeks ended September 27, 2002 were 7,510,762 and 7,080,987 respectively and for the thirteen and thirty-nine weeks ended September 28, 2001 were 6,866,100. Dilutive stock options for the thirteen and thirty-nine weeks ended September 27, 2002 of 270,730 and 90,243, respectively have not been included in the computation of diluted net loss per share as their effect would be antidilutive. There were no dilutive stock options for the thirteen and thirty-nine weeks ended September 28, 2001.

(11) STOCK OPTION PLAN

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share.

The following table summarizes information concerning currently outstanding and exercisable options:

   OPTIONS       EXERCISE   LIFE IN      NUMBER       STOCK
  OUTSTANDING     PRICE      YEARS     EXERCISABLE    PRICE
                                                     AT GRANT
                                                       DATE

   200,000        $2.00       10         50,000        $5.35

    70,730        $6.00       10            -          $5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $244 thousand has been recognized. Additional compensation expense of $426 will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been adjusted to the following proforma amounts:


                                                13 Weeks Ended       39 Weeks Ended
                                              September 27, 2002   September 27, 2002
       ------------------- ------------------ ------------------- ---------------------
       Net Loss:
                           As reported:                 $(2,234)              $(3,305)

                           Proforma:                    $(2,311)              $(3,382)

       Loss per share Basic and Diluted:

                           As reported                   $(0.30)               $(0.47)

                           Proforma                      $(0.31)               $(0.48)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 64%.

In addition to the above, Franklin Connections a subsidiary of the Company has an options plan in shares of the subsidiary. There are 97,500 options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan.

(12) NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. Implementation of this statement is not expected to have a significant impact on the consolidated financial statements of the Company.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective July 2001. The following tables present those proforma effects by segment:


                                         Shelter    Metal     Food     Corporate   Inter-   Proforma  Qualcore
                                        Services  Stamping  Services   and other   Segment    Total   Adjustments   Total
                                        -------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED SEPTEMBER 27, 2002
 Net sales                               $ 8,079   $18,518  $ 13,713              $(2,730)   $37,580                $37,580
 Gross profit (loss)                         498     1,178     2,751                           4,427                  4,427
 Operating expenses                          459       793     3,774     $   545               5,571                  5,571
 Other income (expense)                     (261)     (224)     (824)        111              (1,198)        (276)   (1,474)
 Net (loss) income                          (368)      205    (1,219)       (576)             (1,958)        (276)   (2,234)
 Net (loss) income per share               (0.05)     0.03     (0.16)      (0.08)              (0.26)       (0.04)    (0.30)
----------------------------------------------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED SEPTEMBER 28, 2001
 Net sales                              $ 11,761   $19,728                                   $31,489                $31,489
 Gross profit (loss)                         779       958                                     1,737                  1,737
 Operating expenses                          662       792               $   783               2,237                  2,237
 Other (expense) income                     (284)     (454)                  443                (295)       (755)    (1,050)
 Net (loss) income                          (110)     (302)                  105               (307)        (755)    (1,062)
 Net (loss) income per share               (0.02)    (0.04)                 0.02               (0.04)      (0.11)     (0.15)
----------------------------------------------------------------------------------------------------------------------------
 THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2002
 Net sales                              $ 23,954   $56,359  $ 13,713              $(2,730)   $91,296                $91,296
 Gross profit (loss)                       2,150     3,628     2,751                           8,529                  8,529
 Operating expenses                        1,528     2,229     3,774     $ 1,601               9,132                  9,132
 Other (expense) incom                      (271)     (701)     (824)        357              (1,439)       (729)    (2,168)
 Net (loss) income                          (832)      531    (1,219)     (1,909)             (3,429)       (729)    (4,158)
 Net (loss) income per share               (0.12)     0.07     (0.17)      (0.27)              (0.49)      (0.10)     (0.59)
----------------------------------------------------------------------------------------------------------------------------
 THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2001
 Net sales                              $ 36,236   $60,678                        $(1,975)   $94,939    $  8,472   $103,411
 Gross profit (loss)                       1,883     3,191                                     5,074      (4,491)       583
 Operating expenses                        4,101     2,864               $ 6,139              13,104       7,484     20,588
 Other (expense) income                     (930)   (1,342)                5,051               2,779      (1,351)     1,428
 Net (loss) income                        (2,315)     (959)                  673              (2,602)     (7,052)    (9,654)
 Net (loss) income per share               (0.34)    (0.14)                 0.10               (0.38)      (1.03)     (1.41)
----------------------------------------------------------------------------------------------------------------------------

GENERAL

NET SALES

Net sales for the thirteen weeks ended September 27, 2002 increased 19% to $37.6 million from $31.5 million for the comparable period in 2001. Proforma net sales for the thirty-nine weeks ended September 27, 2002 decreased 4% to $91.3 million from $94.9 million for the same period in 2001.

Sales for Shelter Services for the thirteen weeks ended September 27, 2002 decreased to $8.1 million from $11.8 million for the same period in the prior year. For the thirty-nine weeks ended September 27, 2002 sales decreased to $24 million from $36.2 million for the same period in the prior year. This decrease was primarily due to the termination of certain contracts.

Sales for Metal Stamping for the thirteen weeks ended September 27, 2002 decreased to $18.5 million from $19.7 million for the same period in the prior year. For the thirty-nine weeks ended September 27, 2002 sales decreased to $56.4 million from $60.7 million for the same period in the prior year. The decrease was primarily due to decreases in tooling sales and a general decrease in pricing and customers' orders.

The newly acquired Food Services segment contributed sales of $13.7 million for the thirteen and thirty-nine weeks ended September 27, 2002.

GROSS PROFIT

Gross profit increased to $4.4 million or 11.8% of sales for the thirteen weeks ended September 27, 2002, as compared to $1.7 million or 5.5% of sales for the same period of the prior year. Gross profit increased to $8.5 million or 9.3% of sales for the thirty-nine weeks ended September 27, 2002, as compared to proforma gross profit of $5.1 million or 5.3% of sales for the same period of the prior year.

Gross profit for Shelter Services for the thirteen weeks ended September 27, 2002 decreased to $498 thousand from $779 thousand for the same period in the prior year. The decrease was primarily due to termination of certain contracts. Gross profit for the thirty-nine weeks ended September 27, 2002 increased to $2.2 million from $1.9 million for the same period in the prior year. The increase was primarily due to reduction in overhead expenses.

Gross profit for Metal Stamping for the thirteen weeks ended September 27, 2002 increased to $1.2 million from $958 thousand for the same period in the prior year primarily due to a reduction in material costs. Gross profit for the thirty-nine weeks ended September 27, 2002 increased to $3.6 million from $3.2 million for the same period in the prior year. The increase was primarily due to reduction of costs of material.

Gross profit contributed by the Food Services segment was $2.8 million for the thirteen and thirty-nine weeks ended September 27, 2002.

OPERATING EXPENSES

Operating expenses increased 149% to $5.6 million for the thirteen weeks ended September 27, 2002, compared to $2.2 million for the same period of the prior year. The primary reason is due to the addition of the Food Service segment starting July 2002. Operating expenses decreased 30% to $9.1 million for the thirty-nine weeks ended September 27, 2002, compared to proforma operating expenses of $13.1 million for the same period of the prior year.

Operating expenses for Shelter Services for the thirteen weeks ended September 27, 2002 decreased to $459 thousand from $662 thousand for the same period in the prior year. This decrease was primarily due to restructuring costs of $152 thousand recorded in the third quarter of 2001. Operating expenses for the thirty-nine weeks ended September 27, 2002 decreased to $1.5 million from $4.1 million for the same period in the prior year. This decrease was primarily due to restructuring costs of $1.7 million recorded during 2001 and a decrease in selling and general administrative expenses of $915 thousand.

Operating expenses for Metal Stamping for the thirteen weeks ended September 27, 2002 increased slightly to $793 thousand from $792 thousand for the same period in the prior year. Operating expenses for the thirty-nine weeks ended September 27, 2002 decreased to $2.2 million from $2.9 million for the same period in the prior year. The decrease was primarily due to a reduction of $369 thousand in amortization of goodwill and restructuring charges of $190 thousand recorded during 2001.

Operating expenses contributed by Food Services segment were $3.8 million for the thirteen and thirty-nine weeks ended September 27, 2002.

Operating expenses for Corporate for the thirteen weeks ended September 27, 2002 decreased to $545 thousand from $783 thousand for the same period in the prior year. The decrease was primarily due to decreases in Corporate overhead of approximately $209 thousand and restructuring costs of $29 thousand recorded during 2001. Operating expenses for Corporate for the thirty-nine weeks ended September 27, 2002 decreased to $1.6 million from $6.1 million for the same period in the prior year. The decrease was primarily due to restructuring costs of $3.2 million recorded during 2001 and decreases in Corporate overhead of approximately $1.3 million.

OTHER (EXPENSE) INCOME

Proforma other (expense) income for the thirteen weeks ended September 27, 2002 was a net expense of $1.2 million, compared to net expense of $295 thousand in the same period of the prior year. Proforma other (expense) income for the thirty-nine weeks ended September 27, 2002 was a net expense of $1.4 million, compared to net other income of $2.8 million in the same period of the prior year.

Other expense for Shelter Services for the thirteen weeks ended September 27, 2002 decreased slightly to $261 thousand from $284 thousand for the same period in the prior year. For the thirteen weeks ended September 27, 2002 Shelter Services had a $127 thousand income item due to the early termination of a lease obligation, the Shelter Services also recorded a customs penalty of $409 thousand and $21 thousand of other gains primary related to fixed assets sales. For the thirteen weeks ended September 28, 2001 Shelter Services had $67 thousand of translation losses and $217 of interest expense. Other expense for Shelter Services for the thirty-nine weeks ended September 27, 2002 decreased to $271 thousand from $930 thousand for the same period in the prior year. The decrease was primarily due to interest expense during 2001 of $893 thousand, partially offset with the recognition of a customs penalty of $409 thousand and other income related to extraordinary transactions.

Other expense for Metal Stamping for the thirteen weeks ended September 27, 2002 decreased to $224 thousand from $454 thousand for the same period in the prior year primarily due to a reduction in interest expense. Other expenses for the thirty-nine weeks ended September 27, 2002 decreased to $701 thousand from $1.3 million for the same period in the prior year. The decrease was primarily due to reduction in interest expense.

Other expense for Food Services for the thirteen and thirty-nine weeks ended September 27, 2002 of $824 is primarily interest expense.

Other income for Corporate for the thirteen weeks ended September 27, 2002 decreased to $111 from $443 thousand for the same period in the prior year. The decrease was primarily due to decrease in interest income. Other income for Corporate for the thirty-nine weeks ended September 27, 2002 decreased to $357 from $5.1 million for the same period in the prior year. The decrease was primarily due to recognition of gain on sale of subsidiaries of $2.6 million in 2001 and recognition of other extraordinary income of $426 in 2001, and decrease in interest income of $1.5 million in 2002.

TAXES

Tax (benefit) provision for the thirteen and thirty-nine weeks ended September 27, 2002 were $(384) thousand and $534 thousand respectively, and for the thirteen and thirty-nine weeks ended September 28, 2001 the Company recorded a tax benefit of $488 thousand and $2.6 million respectively.

The primary differences between the overall effective tax rate and the statutory rates of 34% for both Mexico and the U.S. are currency and inflationary gains and losses for Mexican tax purposes.


CHANGE IN ACCOUNTING PRINCIPLE

The Company has completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, the related goodwill is approximately $8.1 million. The goodwill affected by the impairment is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999. In addition, the Company recorded $3.8 million of goodwill in connection with the acquisition of Mt. Frnklin Holdings for total of $11.9 million in goodwill at September 27, 2002.

NET LOSS AND LOSS PER SHARE

Proforma net loss for the thirteen weeks ended September 27, 2002 was $2 million compared to a proforma net loss of $307 thousand for the same period of 2001. For the thirteen weeks ended September 27, 2002 basic and diluted proforma net loss per share was $0.26, which compares with proforma loss per share of $0.04 for the same period of the prior year. Proforma net loss for the thirty-nine weeks ended September 27, 2002 was $3.4 million compared to proforma net loss of $2.6 million for the same period of 2001. For the thirty-nine weeks ended September 27, 2002 basic and diluted proforma net loss per share was $0.49, which compares with proforma loss per share $0.38 for the same period of the prior year. The average number of shares used to calculate basic and diluted losses per share were 7,510,762 and 7,080,987 for the thirteen and thirty-nine weeks ended September 27, 2002 and for the thirteen and thirty-nine weeks ended September 28, 2001 the average number of shares used was 6,866,100.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital (defined as current assets minus current liabilities) as of September 27, 2002 decreased to $16.5 million as compared to $29.5 million from December 31, 2001.

For the thirty-nine weeks ended September 27, 2002 the net cash provided by operating activities was $261 thousand.

The net cash used in investing activities was $75 thousand for the thirty-nine weeks ended September 27, 2002. At the beginning of the third quarter of 2002 the Company acquired Mt. Franklin Holdings with a net cash payment of $497 thousand and 923,161 Elamex shares issued.

The net cash used in financing activities was $9.1 million for the thirty-nine weeks ended September 27, 2002 from net payments on notes payable and long term debt.

As part of the Franklin acquisition debt and capital lease obligations of approximately $33.1 million were assumed.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. Implementation of this statement is not expected to have a significant impact on the consolidated financial statements of the Company.

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

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $24.5 million at September 27, 2002, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $245 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


6                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As more fully discribed in the Company's Form 8-K filed on August 2, 2002 (as amended October 1, 2002), at June 28, 2002 the Company issued 923,161 restricted shares (556,268 shares to third parties and 366,893 shares to Accel) of the common stock of Elamex to acquire Mt. Franklin Holdings. Two hundred seventy-eight thousand five hundred (278,499) of these shares are contingent and subject to escrow agreements which requires Franklin to reach certain income levels through December 31, 2003. The market value of the shares at the transaction date was $5.15 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8-K filed on August 2, 2002 for the acquisition of Franklin
           Connections
         Form 8-K/A filed on October 1, 2002 for the acquisition of Franklin
           Connections
              (Including audited financial statements of Azar Nut Company (Franklin Connections) and Reprop Corporation and Subsidiaries)

  EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------

     3 Estatutos Sociales (By-Laws) of the Registrant (including English translation).*

*Filed as an exhibit to the Company's Registration Statement on Form S-1, file No. 333-01768

     10.1 Agreement and escrow agreement between Elamex USA, Corp. and Azar Nut Company **
     10.2 Agreement and escrow agreement between Elamex USA, Corp. and Kids Holding Corp. **
     10.3 Merger agreement and escrow agreement between Elamex USA, Corp. and Reprop Corporation **
     10.4 Inducement letter to Accel, S.A. de C.V., from Elamex, S.A. de C.V., and Elamex USA, Corp., relating to the merger of Reprop Corporation.
          **

**Filed as an exhibit to the Company's Form 8-K filed on August 2, 2002.


     99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        ELAMEX, S.A. de C.V.


     Date: November 12, 2002             By:           /S/ Richard P. Spencer
                                                 ---------------------------------------
                                                          Richard P. Spencer
                                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                       (DULY AUTHORIZED OFFICER)



     Date: November 12, 2002             By:           /s/ Thomas J. Benson
                                                  -------------------------------------
                                                           Thomas J. Benson
                                        VICE- PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
                                                       (DULY AUTHORIZED OFFICER)

CERTIFICATIONS

I, Thomas J. Benson, Vice-President of Finance and Chief Financial Officer of Elamex, S.A. de C.V., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elamex, S.A. de C.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 12, 2002          By:     /s/ Thomas J. Benson
                                              ---------------------------------
                                                      Thomas J. Benson
                                               VICE-PRESIDENT OF FINANCE AND
                                                  CHIEF FINANCIAL OFFICER

I, Richard P. Spencer, President and Chief Executive Officer of Elamex, S.A. de C.V., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elamex, S.A. de C.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 12, 2002          By:      /s/ Richard P. Spencer
                                               -------------------------------
                                                       Richard P. Spencer
                                                         PRESIDENT  AND
                                                     CHIEF EXECUTIVE OFFICER