Form 10-K
period 2002-12-31
ELAMEX SA DE CV
filed 2003-03-28
CIK 1009302

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the fiscal year ended                 Commission file number:
             DECEMBER 31, 2002                           0-27992

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

                                 (915) 298-3061
       (Registrant's telephone number including area code, in El Paso, TX)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                  Name of exchange on which registered

CLASS I COMMON STOCK, NO PAR VALUE                   NASDAQ NATIONAL MARKET

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2003 was: approximately $14,170,099.

The number of shares of Class I Common Stock of the registrant outstanding as of March 10, 2003 was: 7,789,261.

                       DOCUMENTS INCORPORATED BY REFERENCE
Item 15 incorporates by reference exhibits to the registrant's registration statement on Form S-1, file number 33-01768.

AS DISCUSSED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, IN 2002 THE COMPANY CHANGED ITS METHOD OF ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS TO CONFORM TO STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142.

                                     PART I

REFERENCES IN THIS FORM 10-K TO ELAMEX OR THE COMPANY ARE TO ELAMEX, S.A. DE C.V. AND ITS SUBSIDIARIES, COLLECTIVELY, AND REFERENCES TO ELAMEX, S.A. DE C.V. ARE SOLELY TO ELAMEX, S.A. DE C.V. IN THIS FORM 10-K, REFERENCES TO $ AND U.S. DOLLARS ARE TO UNITED STATES DOLLARS AND REFERENCES TO PS$ AND PESOS ARE TO MEXICAN PESOS.


ITEM 1. BUSINESS

OVERVIEW

         Elamex is a 30-year-old manufacturing services company, incorporated in Mexico, quoted on NASDAQ and with manufacturing operations primarily in Cd. Juarez, Mexico, other Mexican cities, El Paso, Texas and Louisville, Kentucky.

         Elamex's customers are primarily U.S. companies and its sales are generally in U.S. dollars. Its customers are involved in the manufacturing of appliances and automotive components. In Mexico, Elamex also provides manufacturing services and support for electrical-mechanical products, industrial products, metal and plastic parts and medical products. In addition to its activity as an Original Equipment Manufacturer (OEM) in Mexico, an Elamex subsidiary manufactures hard and soft sugar candies for export. In the United States, this same subsidiary packages and markets nuts. In Louisville, Kentucky, an Elamex subsidiary is engaged in metal stamping and metal painting.

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

         Elamex prepares financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and also maintains certain financial and tax information in conformity with accounting principles generally accepted in Mexico (Mexican GAAP). As a NASDAQ company Elamex is subject to the United States Securities and Exchange and NASDAQ rules and regulations.

         Elamex provides specialized manufacturing services in Mexico through its Shelter Services Division. Under the shelter business model, Elamex provides labor and other administrative services, dedicated or shared manufacturing space, and production management. It also provides limited procurement services. Elamex owns and leases approximately 710,000 square feet of manufacturing space in Mexico, which is either utilized by customers in its Shelter Services Division or rented to third parties, which do not avail themselves to manufacturing services offered by the Shelter Services Division.

         Elamex's wholly owned metal stamping subsidiary, Precision Tool, Die and Machine Company (Precision) is located in Louisville, Kentucky. Precision manufactures metal parts (metal stampings) and powder paints metal parts primarily for the U.S. appliance and automotive industries. This operation has three manufacturing facilities with a combined square footage of approximately 390,000. Precision is registered to both ISO 9002 and QS 9000, and is engaged in Six Sigma quality initiatives.
Elamex acquired Precision in July 1999

         Effective June 28, 2002 Elamex acquired 100% of Franklin Connections, LP (Franklin), a general line candy manufacturer and a retail/food service nut packing company. Candy manufacturing is conducted in a world-class dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico. Nut packaging is conducted in Franklin's approximately 185,000 square foot packaging plant in El Paso, Texas. Franklin also offers third party logistic services, utilizing part of its 239,000 square foot main warehouse also located in El Paso, Texas. Elamex's acquisition of Franklin was made in order to diversify its business base and to take advantage of a company engaged in the manufacturing in Mexico of food products for export. Additionally, Franklin, through its Sunrise Confections Division offers both contract manufacturing and shelter services for U.S. candy companies who market the candy produced in Franklin's candy manufacturing plant. Franklin's candy manufacturing plant is located in Juarez, Mexico and its nut packaging plant is located in El Paso, Texas. This acquisition was approved at an extraordinary shareholders meeting on April 19, 2002. At the same meeting, Elamex's shareholders approved the acquisition of Franklin Inmobiliarios, S.A. de C.V., a Mexican company, which owns the candy manufacturing building used by Franklin's candy business in Juarez, Mexico. The acquisition of Franklin Inmobiliarios, S.A. de C.V. has not been completed primarily due to issues related to the transfer of the long-term debt owed by Franklin Inmobiliarios, S.A. de C.V. to a U.S. bank. There are no assurances at this time that this acquisition will be completed at any time in the future or on the terms approved by Elamex's Board of Directors and its shareholders.

         Elamex also has a 50.1% investment in a joint venture company, which manufactures plastics parts and metal parts (metal stamping and powder painting capabilities) with General Electric de Mexico. The Company's investment in the joint venture is recorded under the equity method. Its main customers are Mexican companies engaged in the manufacturing of appliances and automotive parts for products primarily destined for export to the United States. This joint venture, known as Qualcore, S. de R. L. de C.V. (Qualcore) operates a 116,000 square foot new manufacturing facility in Celaya, Mexico, a city approximately 200 miles northwest of Mexico City. Qualcore is registered to ISO 9002 and is also engaged in Six Sigma quality initiatives.


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

         Shelter services offers shared or dedicated manufacturing facilities, hires and trains manufacturing personnel and provides other related administrative services. Production management is typically handled by the OEM. The OEM also provides materials and equipment. Shelter service costs are typically billed by the hour. Contract manufacturing is a natural expansion of shelter services. Contract manufacturing generally includes labor management and oversight, materials procurement and management, control of production processes, customs management, as well as shared and/or dedicated facilities and manufacturing administrative services. In contract manufacturing arrangements, the contract manufacturer normally assumes greater pricing risks due to manufacturing costs, quality and delivery. Elamex's breadth of services and range of third party quality certifications, such as ISO 9002, ANSI-J-STD-001 and GIDEP (General Industry Data Exchange Program), gives it a significant market advantage.

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

         In 2000, increasing consolidation in the electronic manufacturing industry (EMS) prompted Elamex to divest itself of its EMS operation (see note 4 to the Consolidated Financial Statements included elsewhere in this Form 10-K).

         Mexico has become an important manufacture of candies for product destined to the United States. After Canada, Mexico is the second largest exporter of candies to the United States. Mexico currently enjoys significant lower labor and raw material costs when compared to those experienced by U.S. candy companies who manufacture general line sugar candies in the U.S. In 2001, seeing an opportunity of the lower costs in producing general line sugar candy in Mexico, Franklin built a world-class candy manufacturing facility in Juarez, Mexico. Currently all of the candy produced at this facility is exported to the United States.

MANUFACTURING CERTIFICATIONS

         Elamex has established quality control processes under the International Standards Organization certification 9002 (ISO 9002), and FDA Good Manufacturing Practices (FDA GMPs). The U.S. Department of Defense has qualified Elamex for manufacturing military and aerospace specification products. Franklin has received high marks from trade association inspections for both its nut plant and candy plant.


CUSTOMERS AND MARKETS

         Elamex customers range from large U.S. mass merchandisers to multinational OEM's. During 2002 Precision accounted for $75.3 million of Elamex's $140.1 million (including inter-company sales of $5.9 million) in net sales, or 53%. Precision's main customers are a manufacturer of automotive parts and a manufacturer of home appliances, which represented a combined 77% of Precision's total sales for 2002. On an industry segmentation, in 2002 67% of Precisions total sales were to the appliance sector and 33% to the automotive sector.

         In 2002, Elamex's Shelter Services Division accounted for $31.7 million, or 22.6% of Elamex's total sales. Customers in the Shelter Services Division vary widely from a major U.S. defense contractor, manufacturers of electro-mechanical parts, industrial sacks and medical products. The Shelter Services Division also provides manufacturing services to Franklin. In 2002, the Shelter Services Division recorded $8.8 million in sales to Franklin. Excluding inter-company sales to Franklin, the largest customer in this division represented 20% of the Shelter Services Division sales.

         Subsequent to its acquisition, Franklin (Food Services) accounted for 23.7% of Elamex's total sales. Elamex acquired Franklin effective June 28, 2002. For the six months ended December 31, 2002, Franklin had total sales of $33.2 million. In this period, approximately 34% of Franklin's sales were related to its candy business and 66% to its nut business. Franklin's customer base is also very diversified. Its customers include the largest U.S. mass merchandisers, grocery retailers, drug store chains, national and regional food service companies; large U.S. food products companies and U.S. based candy and confection companies. During 2002, Franklin's largest customer represented approximately 25% of its annual sales.

SALES AND MARKETING

         Elamex's principal sources of new business come from existing relationships, referrals and from company employed direct sales personnel and through senior management. Elamex companies advertise in trade journals, participate in industry trade shows and seminars.

         Once introduced to the capabilities, products and services of an Elamex company, the sales cycle is normally six months to a year. However, once acquired customers generally remain for extended periods of time. The selling effort for manufacturing services requires time and extensive coordination for labor, supplies, equipment and facilities. Keys to successful customer conversion are technical expertise, price, product quality and customer service. Team selling, emphasizing value added services, forms an integral part of the sales and marketing strategies of all Elamex companies.

COMPETITION

         The markets in which Elamex companies compete are large with competitors who have substantial market shares, brand recognition and financial resources. Elamex faces competition from current and prospective customers who evaluate Elamex's manufacturing capabilities against the merits of manufacturing products internally.

         Elamex's Shelter Services Division competition comes primarily from Mexican industrial real estate development companies who have established operations providing similar services offered by Elamex's Shelter Services Division in order to rent and or sale industrial buildings in Mexico. The primary objective of these real estate companies is the profitable commercialization of real estate rather than profitability associated with manufacturing services. During 2001 and 2002, due primarily to the recession in manufacturing in the United States as well as competition from China, Mexico's border manufacturing business suffered significant reductions. This situation, in turn has resulted in customer attrition or limited growth possibilities for companies like Elamex engaged in providing shelter and contract manufacturing services in Mexico.

         Precision competes with both local and foreign owned competitors. Foreign owned competitors are generally well capitalized, use modern equipment and are closely aligned with other foreign owned companies doing business in the United States. Due to cost of transportation, generally the manufacturing plants of Precision's customers are within 500 miles of

Louisville, Kentucky. Precision attempts to distinguish itself by providing value added pre-manufacturing services, assembly and cosmetic powder painting capabilities. Although the U.S. candy and nut markets are very large, they are dominated by large, branded, food companies. Currently, all of the candy produced in Franklin's candy manufacturing plant is exported to the United States. Other U.S. based general line candy companies have established manufacturing plants in Mexico or acquire candy produced in Mexico.

         Elamex believes that the primary basis of competition in its targeted markets are time to market, engineering or technical capability, price, manufacturing quality, and reliable delivery. Elamex believes that it competes favorably with respect to each of these factors. To remain competitive, Elamex must continue to provide world class manufacturing services, maintain high quality levels, offer value added products and services, offer flexible and reliable delivery schedules, and compete favorably on the basis of price.


EFFECT OF NAFTA

         Elamex believes that NAFTA continues to have a positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on certain imports into the U.S. and Canada. These benefits enable Elamex to manufacture products from raw materials and components imported into Mexico, then returned to the U.S. and Canada as finished products, without paying significant duties. Moreover, Elamex believes that NAFTA has had the general impact of encouraging growth in industries for which Elamex provides manufacturing services.


BACKLOG

         Backlog consists of firm purchase orders and commitments that are to be filled within the next 12 months. However, since order and commitments may be rescheduled, increased or canceled, Elamex does not consider backlog to be a meaningful indicator of future financial performance.


KEY RAW MATERIALS AND SUPPLIERS

         Raw materials used by third party customers in Elamex's Shelter Services Division are generally sourced by and owned by the customer. Elamex provides logistical and customs support to the importation of raw materials and component parts into Mexico and the return of finished product to the United States and Canada.

         Precision's primary raw material is steel. It purchases steel from a variety of steel suppliers, some under master contracts associated with specific customers. Under these contractual arrangements, changes in the price of steel are passed through to the customer. Approximately 80% of Precision's steel purchases are subject to such contractual arrangements. Precision orders raw materials based on anticipated customer orders.

         Franklin acquires nut meats from a variety of suppliers, both U.S. and foreign, for packaging at its plant in El Paso. Franklin generally enters into purchase contracts for a majority of its nut meats needs based on its estimated forward sales forecasts. For its candy operations, Franklin acquires significant amounts of sugar and corn syrup. Franklin acquires sugar from both Mexican and U.S. suppliers, under both spot purchases and annual supply agreements.


EMPLOYEES

         Elamex had a total of 2,039 employees at December 31, 2002, of which 1,522 were employed in Mexico in Elamex's Shelter Services Division (includes employees at the Franklin candy manufacturing plant), 407 were employed at Precision in Louisville, Kentucky and 110 were employed by Franklin in El Paso, Texas. Besides the Chairman of the Board of Directors, the Elamex corporate staff is composed of a President and Chief Executive Officer, a Chief Financial Officer, a corporate controller and one administrative staff. The Chief Financial Officer of Elamex is also the Chief Financial Officer of Franklin.

         Each Elamex business unit is organized with its own President, sales and marketing, production personnel and accounting departments. The operating businesses report to Elamex's President and Chief Executive Officer who reports to the Chairman of the Board of Directors.

         Mexican collective bargaining agreements cover approximately 260 Mexican employees. All other Elamex employees, both in Mexico and the United States, are not subject to collective bargaining agreements. Elamex believes that its labor relations are good in all of its operations.

ENVIRONMENTAL COMPLIANCE

         Elamex's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the Ecological Law) and the regulations promulgated there under. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the Ministry of the Environment, Natural Resources and Fisheries). Since September 1990, each such company has been required to file semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations there under, with respect to its environmental protection controls for air emissions, waste water discharge and the disposition of industrial waste. Elamex is licensed to handle radioactive materials and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, Elamex is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of any hazardous wastes generated by Elamex that are derived from materials imported from the U.S., a requirement of its participation in the maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property. Elamex is not aware of any non-compliance with the above-mentioned regulations.

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


CROSS BORDER TRANSACTIONS AND SECURITY

         Except for Precision and the nut packaging business of Franklin, substantially all of Elamex's other businesses rely on the unimpeded movement of raw materials and finished product between the United States and Mexico. Although Elamex has not experienced any significant delays with respect to the movement of finished product from Mexico to the United States due to announced U.S. homeland security measures, temporary delays at U.S. customs entry points could be experienced in the event of high or extreme U.S. homeland security warnings.

         Franklin's candy manufacturing plant in Juarez, Mexico and its nut packaging plant in El Paso, Texas are maintained and monitored against the highest standards of U.S. food grade manufacturing facilities. Its plants are inspected by appropriate government entities and trade associations. Customer inspections are frequent. Food products coming into and out of the plants are in sealed containers or trucks. All of Elamex's plants in Mexico have twenty-four hour security and controlled access to production areas.


RISKS OF POTENTIAL FUTURE ACQUISITIONS AND INVESTMENTS

         Elamex's business strategy may depend in the future on the successful acquisition, integration, financing and performance of businesses. Such strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are reasonable and that the new businesses we choose to enter will not provide the benefits we expect. Elamex's future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring and integrating a new business.


EXCHANGE RATES

         Generally, all of Elamex's customer revenues are invoiced and collected in U.S. dollars. A significant amount of Elamex's Shelter services Division expenses are related to labor and related services paid in Mexican Pesos, generally at spot market rates. Elamex also maintains certain monetary assets and liabilities in Mexican Pesos. At any one time, the Company's may have a net monetary asset position, which is exposed to Mexican Peso devaluation. The Company does not enter into foreign exchange contracts to protect itself against a devaluation of the Mexican Peso against the U.S. dollar. See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

         The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.


YEAR ENDED DECEMBER 31,   HIGH (1)    LOW (1)     AVERAGE (2)     PERIOD END(1)
----------------------    ---------   -------     ----------      ------------
1991                       Ps$3.07    Ps$2.95       Ps$3.01         Ps$3.07
1992                          3.14       3.06          3.08            3.12
1993                          3.16       3.02          3.11            3.11
1994                          5.76       3.10          3.39            5.00
1995 (*)                      8.14       5.27          6.41            7.74
1996 (*)                      8.05       7.17          7.60            7.86
1997 (*)                      8.38       7.72          7.91            8.06
1998 (*)                     10.58       8.04          9.15            9.94
1999 (*)                     10.60       9.24          9.56            9.52
2000 (*)                     10.08       9.18          9.46            9.64
2001 (*)                      9.98       8.94          9.34            9.17
2002 (*)                     10.36       9.02          9.61           10.36

SOURCE: Ciemex-Wefa Group and
(1) Monthly rates at market close.
(2) Average of monthly rates. (*) Official exchange rate by the Bank of Mexico.

ITEM 2. PROPERTIES

Elamex's Juarez, Mexico facilities are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso Texas. Below are Elamex's manufacturing facilities, either owned or leased from third parties and their approximate size:

                  SQUARE                                                LEASED/
   LOCATION       FEET                    ACTIVITY                      OWNED

Cd. Juarez         57,450   Medical Product Assembly                  Owned  (1)
Cd. Juarez         50,000   Available                                 Owned
Cd. Juarez         43,034   Medical Product Assembly                  Owned  (1)
Cd. Juarez         67,541   Medical, Military Products and Offices    Owned
Cd. Juarez         47,667   Electromechanical Product Assembly        Leased
Cd. Juarez         37,979   Industrial Bag Manufacturing              Leased
Cd. Juarez        180,000   Confectionary Production                  Leased (2)
Chihuahua          47,835   Available                                 Owned
Nuevo Laredo       80,155   Available                                 Owned
Torreon            55,845   Assembly of Shotgun Parts                 Owned  (3)
Saltillo           41,870   Air Conditioning Coiling Assembly         Leased
El Paso, TX        10,064   Warehouse                                 Leased
El Paso, TX       185,000   Nut processing and packaging              Owned  (4)
El Paso, TX       239,000   Distribution Center                       Leased (4)
Louisville, KY    125,000   Metal Stamping                            Owned  (5)
Louisville, KY    152,480   Assembly                                  Leased (5)
Louisville, KY     80,000   Metal Stamping                            Owned  (5)
Louisville, KY     33,000   Metal Stamping Warehouse                  Owned  (5)

               -----------
Total           1,533,920
               ===========

(1) Elamex owned facility currently being leased to a third party, which does not utilize Elamex manufacturing services.
(2) Used by Franklin Connections. Leased from Franklin Inmobiliarios, S.A. de C.V. a related party.
(3) Leased to Elamex de Torreon, a related party.
(4) Leased or owned by Franklin.
(5) Leased or owned by Precision.

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
        July 1, 2001 - September 30, 2001         4 2/5        3 2/5
        October 1, 2001 - December 31, 2001       5 4/9        3 4/5

        January 1, 2002 - March 31, 2002          5 3/10       4 3/20
        April 1, 2002 - June 30, 2002             5 1/2        4 14/16
        July 1, 2002 - September 30, 2002         5 6/16       4 3/5
        October 1, 2002 - December 31, 2002       5 2/5        4 1/2

Elamex currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. Elamex has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. Certain of Elamex's existing bank credit lines impose limitations on the payment of dividends or other distributions to the shareholders, without the specific consent of the lender. As of March 10, 2003, there were approximately 763 beneficial holders of Elamex's Common Stock.

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

Dividends paid in Mexican Pesos will be included in gross income of a United States holder in a U.S. dollar amount calculated by reference to the exchange rate in effect on the date of receipt of the distribution, whether or not the Pesos are in fact converted into U.S. dollars at that time. If Pesos are converted into U.S. dollars on the day they are received by a United States holder, such holder generally should not be required to recognize foreign currency gain or loss in respect of the dividend income. United States holders should consult their own tax advisors regarding the treatment of any foreign currency gain or loss on any Pesos, which are not converted into U.S. dollars on the day the Pesos are received by such holders.

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

Whenever a Mexican Corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican Corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by Elamex to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican Corporation must pay income tax of 35% of 1.5385 times the amount in 2002, 2001 and 2000, which exceeds such balance.

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

The following table sets forth selected consolidated financial data of Elamex as of and for each of the years ended December 31, 1998, 1999, 2000, 2001, and 2002. Each of Elamex's fiscal quarters is comprised of 13 weeks and ends on a Friday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and other financial data included elsewhere in this Form 10-K.

The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2002, have been derived from our audited consolidated financial statements. The 2002, 2001, 2000 and 1999 consolidated financial statements have been audited by Deloitte & Touche. The 1998 consolidated financial statements and related notes have been audited by KPMG LLP.

              These historical results are not necessarily indicative of the results to be expected in the future.
                                                    YEAR ENDED DECEMBER 31,



                                       (In thousands of dollars, except per share amount)


                                                            (a)            (b)            (c)             (d)           (e)
                                                           (2002)         (2001)         (2000)         (1999)         (1998)
INCOME STATEMENT DATA:
Net sales ..........................................     $ 134,269      $ 131,984      $ 174,664      $ 160,051      $ 128,890
Gross profit .......................................        14,127          2,106          2,580         14,789         14,633
Operating income (loss) ............................        (1,293)       (21,448)       (12,402)         1,449          3,630
Other (expense) income .............................        (4,432)           704         23,127          2,272          2,531
Income tax provision (benefit) .....................          (561)        (3,362)        (3,203)           245          2,082
Net income (loss) ..................................     $  (6,017)     $ (11,030)     $  17,381      $   4,336      $   4,313
Basic and diluted net income (loss) per share (a) ..     $   (0.84)     $   (1.61)     $    2.53      $    0.63      $    0.59     .
BALANCE SHEET DATA:
Current assets .....................................     $  45,906      $  45,251      $  76,775      $  63,884      $  46,398
Property, plant and equipment, net .................        69,979         38,582         55,108         52,875         34,739
Total assets .......................................       134,501        101,501        142,368        127,224         81,669
Notes payable and current portion of long-term debt          8,939          2,569          5,424          4,364            464
Current portion of capital lease obligations .......           971
Long-term debt excluding current portion ...........        20,133         16,286         24,307         26,455
Capital lease obligations, excluding current portion        16,296
Total stockholders' equity .........................     $  65,665      $  69,400      $  80,772      $  63,428      $  59,092
OTHER DATA:
Net cash provided by (used in) operating activities      $  (2,211)     $ (14,541)     $  (8,217)     $  (2,088)     $   6,507
Net cash (used in) provided by investing activities         (9,940)         1,327         23,931        (19,849)       (11,468)
Net cash (used in) provided by financing activities      $   4,220      $   5,707      $   1,479      $  23,404      $  (2,940)

(a) Net income (loss) per share of Common Stock was calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding which was approximately 7.2 million, 6.9 million, 6.9 million,
     6.9 million, and 7.3 million, respectively.

(b) Financial information for 2002 was affected by the acquisition of Franklin beginning July 2002.
(c) Financial information for 2001 was affected by the deconsolidation of Qualcore beginning in July 2001.
(d) Financial information for 2000 was affected by the sale of EMS operation in May 2000.
(e) Financial information for 1999 was affected by the acquisition of Precision in June 1999.


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

SUBSEQUENT EVENT

         In accordance with the SFAS No. 142, "Goodwill and Other Intangible Assets" the Company is required to do an annual impairment test. The Company is in the process of completing its impairment test for 2003. Management believes the Company will incur an impairment impact of approximately $3.5 million in the first quarter of 2003 related to the Precision goodwill.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Our accounting policies are disclosed in Note 3 to the Consolidated Financial Statements. The more critical of these policies are as follows:

Accrued Rebates - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.

Prepaid Slotting Allowances - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks.

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

Provisions for taxes are made based upon the applicable tax laws of Mexico and the United States. In conformity with SFAS No. 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from Pesos into U.S. dollars using historical exchange rates and that result from inflation indexing for Mexican tax purposes or exchange rate changes.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The Company estimates a valuation allowance based on the historical results of operations and expected results in each individual entity.

Revenue Recognition - For metal stamping and food products sales are recognized at the time the order is shipped. For contract manufacturing sales are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

Allowances for bad debts - The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support amounts due for the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

Initial Manufacturing Costs - Direct manufacturing contract costs related to initial manufacturing layout and setups for new contracts (Initial Manufacturing Expenses) are expensed in the current period when such costs are not considered significant. When such costs are considered significant, the portion of such costs expended for capital equipment is capitalized and is amortized using the straight-line method during the length of the applicable contract. No manufacturing contract costs have been capitalized for the years ended December 31, 2002, 2001 and 2000. In addition, labor costs required to achieve normal productivity levels are expensed in the period incurred.

Impairment of Long-Lived Assets - Long lived assets, which include property, goodwill, intangible assets and certain other assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecast require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Elamex does not engage in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Also, see section under Recent Accounting Pronouncements.


EMPLOYEE STATUTORY PROFIT-SHARING

All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit-sharing in an aggregate amount equal to 10% of net income, calculated for employee statutory profit-sharing purposes, of the individual corporation employing such employees. All of Elamex's Mexico based employees are employed by its subsidiaries, each of which pays profit-sharing in accordance with its respective net income for profit-sharing purposes. Tax losses and other certain adjustments for US GAAP purposes do not affect employee statutory profit-sharing. Employee statutory profit-sharing expense is reflected in Elamex's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit-sharing payments are made. Elamex's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of Elamex's subsidiaries for profit-sharing purposes or of the amount of employee statutory profit-sharing.

Employee statutory profit-sharing expense was approximately $0, $0, and $17 thousand, for the years ended December 31, 2002, 2001, and 2000, respectively.


RESULTS OF OPERATIONS

GENERAL

The Company reports and analyzes its operations based on the markets the Company serves. The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping and 3) Food Services.

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

The Food Services segment is the Franklin business, which operates a retail nut and foodservice nut packaging and marketing business, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired on July 18, 2002.

The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

2002 COMPARED TO 2001

Management's discussion and analysis of operations for the years ended December 31, 2002 and 2001 is based on the results of operations by segment for the years ended December 31, 2002 and 2001, after consideration of the proforma effects on prior periods of the deconsolidation of our joint venture effective in the third quarter of 2001. The following tables present those proforma effects by segment (in thousands):

                                                                      Unallocated                              Qualcore
                                  Shelter      Metal        Food       Corporate    Inter-       Proforma    Adjustments
                                 Services    Stamping   Services (1)   and other    segment        Total          (4)        Total
                              ------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2002
 Net sales (2)                 $  31,677    $  75,279    $  33,180                 $  (5,867)   $ 134,269                 $ 134,269
 Gross profit                      2,513        3,714        7,900                                 14,127                    14,127
 Operating expenses                2,014        3,139        8,164    $   2,103                    15,420                    15,420
 Other (expense) income             (239)      (1,244)      (1,672)        (152)                   (3,307)       (1,125)     (4,432)
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 Net sales                     $  46,717    $  78,770                              $  (2,142)   $ 123,345      $  8,639   $ 131,984
 Gross profit (loss)               2,738        3,859                                               6,597        (4,491)      2,106
 Operating expenses (3)            5,531        3,869                 $   6,670                    16,070         7,484      23,554
 Other (expense) income           (1,035)      (1,716)                    5,515                     2,764        (2,060)        704
------------------------------------------------------------------------------------------------------------------------------------

   (1) Newly acquired segment in 2002
   (2) Includes sales between segments in the normal course of business
   (3) Includes restructuring costs reported in year 2001
   (4) Proforma effects of deconsolidation of Qualcore through June 30, 2001

NET SALES

Net sales increased 9% to $134.3 million for the year ended December 31, 2002 from $123.3 million for prior year.

Sales for Shelter Services decreased 32% from $46.7 million in the prior year to $31.7 million for the current year. The decrease was primarily due to termination of contracts with customers that moved their operations to the far east and customers that became independent by providing manufacturing services internally.

Sales for Metal Stamping decreased 4% to $75.3 million for the year ended December 31, 2002 from $78.8 million for prior year. The decrease was primarily due to decreases in tooling sales of .7 million and a decrease in customers' orders due to the economic conditions in the United States of the automotive and appliance industries.

The Food Services segment contributed sales of $33.2 million in 2002 for the period subsequent to its acquisition.

GROSS PROFIT

Gross profit excluding Qualcore increased by 114% or $7.5 million to $14.1 million in 2002 from $6.6 million in 2001.

Gross profit for Shelter Services was $2.5 million in 2002 and $2.7 million in 2001, a decrease of $225 thousand or 8%, this decrease was primarily due to termination of contracts with certain customers that moved their operations to the far east and customers that became independent by providing manufacturing services internally.

Gross profit for Metal Stamping decreased $145 thousand to $3.7 million in 2002 from $3.9 million in 2001. The decrease of 4% was primarily due to an increase in the reserve for obsolete material of approximately $485 thousand, partially offset by a decrease in labor and other expenses.

Gross profit contributed by the Food Services segment was $7.9 million in 2002 for the period subsequent to its acquisition.

OPERATING EXPENSES

Operating expenses excluding Qualcore decreased $650 thousand to $15.4 million in 2002 from $16.1 million in 2001, a decrease of 4%.

Operating expenses for Shelter Services decreased $3.5 million to $2 million in 2002 from $5.5 million in 2001, a decrease of 64%. The decrease was primarily due to the restructuring charges, mainly severance and related costs of $2.6 million recorded during 2001 and a decrease in selling and administrative expenses of $964 thousand.

Operating expenses for Metal Stamping decreased $730 thousand to $3.1 million in 2002 from $3.9 million in 2001, this decrease of 19% was primarily due to restructuring charges of $286 thousand recorded during 2001 and decrease in amortization of goodwill of $482 thousand.

Operating expenses incurred by Food Services segment were $8.2 million in 2002 for the period subsequent to its acquisition.

Operating expenses for Corporate decreased $4.6 million to $2.1 million in 2002 from $6.7 million in 2001. This decrease of 68% was primarily due to $3.2 million of restructuring charges recorded during 2001 and reduction of administrative expenses of $1.1 million resulting from the reduction of approximately 30 full time employees and associated costs.

OTHER INCOME (EXPENSE)

Other income excluding Qualcore decreased $6.1 million to an expense of $3.3 million in 2002 from income of $2.8 million recorded in 2001.

Other income for Corporate decreased $5.7 million from an income of $5.5 million in 2001 to an expense of $152 thousand in 2002. The decrease was primarily due to the permanent impairment in investment securities of $563 thousand, recognition of gain of sale of the EMS operation and earn-out from the sale of Optimag of $2.6 million during 2001, decrease of Inter-company interest income of $1.7 million translation loss expense of $240 thousand recorded in 2002 and other income of $468 recorded during 2001.

Other expense for Shelter Services decreased from $1 million in 2001 to $239 thousand in 2002. The decrease was primarily due to decrease in inter-company interest expense of $1 million, partially offset by other expenses of $150 thousand and translation loss of $88 thousand recorded in 2002.

Other expense for Metal Stamping decreased from $1.7 million in 2001 to $1.2 million in 2002. This decrease was primarily due to inter-company interest charges of $858 thousand, not charged in 2002, partially offset by an increase in other expenses of $386 thousand.

Other expenses incurred by Food Services segment were $1.7 million in 2002 for the period subsequent to its acquisition.

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

                                                          Unallocated                              Qualcore        EMS
                                  Shelter      Metal       Corporate    Inter-       Proforma    Adjustments   Adjustments
                                 Services    Stamping      and other    segment        Total          (3)          (4)        Total
                              ------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 Net sales (1)                   $ 46,717    $ 78,770     $            $ (2,142)     $ 123,345   $  8,639                  $ 131,984
 Gross profit (loss)                2,738       3,859                                    6,597     (4,491)                     2,106
 Operating expenses (2)             5,531       3,869        6,670                      16,070      7,484                     23,554
                                   (1,035)     (1,716)       5,515                       2,764     (2,060)                       704
------------------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2000
 Net sales                       $ 37,794    $ 81,480     $            $   (794)     $ 118,480   $ 29,347       $ 26,837   $ 174,664
 Gross profit (loss)                3,047       5,188         (177)                      8,058     (5,178)          (300)      2,580
 Operating expenses                 2,313       3,372        6,138                      11,823      1,868          1,291      14,982
 Other income (expense)              (931)       (922)      21,784                      19,931      3,196                     23,127
------------------------------------------------------------------------------------------------------------------------------------

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

Sales for Shelter Services increased 24% from $37.8 million in the prior year to $46.7 million for 2001. The increase was primarily due to increased activity in our Mexican Shelter Services operation.

Sales for Metal Stamping decreased 3% to $78.8 million for the year ended December 31, 2001 from $81.5 million for prior year.

GROSS PROFIT

Gross profit decreased by $1.5 million to $6.6 million in 2001 from $8.1 million in 2000, a decrease of 18%.

Gross profit for Shelter Services was $2.74 million in 2001 and $3.0 million in 2000, a decrease of $309 thousand or 10%, this decrease was primarily the result of fixed manufacturing expenses related to personnel retained in our Shelter Services operation subsequent to the sale of EMS operation.

Gross profit for Metal Stamping decreased by $1.3 million to $3.9 million in 2001 from $5.2 million in 2000. The decrease of 26% was primarily due to a decrease in tooling sales.

OPERATING EXPENSES

Operating expenses increased $4.2 million to $16.1 million in 2001 from $11.8 million in 2000, an increase of 36%.

Operating expenses for Shelter Services increased $3.2 million to $5.5 million in 2001 from $2.3 million in 2000, an increase of 139%. The increase was primarily due to the recognition of $2.6 million of restructuring charges, mainly severance and related expenses and write-off of non-productive assets. The remainder was primarily the retention of fixed expenses subsequent to the sale of the EMS operation.

Operating expenses for Metal Stamping increased $497 thousand to $3.9 million in 2001 from $3.4 million in 2000, this increase of 15% was primarily due to restructuring charges of $286 thousand related to severance payments.

Operating expenses for Corporate increased $532 thousand to $6.7 million in 2001 from $6.1 million in 2000. This increase of 9% was primarily due to $3.2 million of restructuring charges partially offset by a decrease in corporate expenses of $2.7 million resulting from the reduction of personnel and associated costs.

OTHER INCOME (EXPENSE)

Other income decreased $24.9 million to an expense of $5 million in 2001 from income of $19.9 million recorded in 2000.

Other income for Corporate decreased from $21.8 million in 2000 to $5.5 million in 2001. The decrease was primarily due to a decrease in the gain on sale of subsidiaries of $18.8 million.

Other expense for Shelter Services increased from $931 thousand in 2000 to $1.0 million in 2001, an increase of $104 thousand or 7%.

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

The Corporate income tax rate was 35% for 2002. The Mexican asset tax is a 1.8% tax on assets, computed by recognizing certain effects of inflation, and by reducing the asset base by certain liabilities. For Mexican income tax purposes, taxpayers may currently deduct certain expenses and recognize certain effects of inflation and exchange rate gains or losses in amounts computed differently than under US GAAP. For federal income tax purposes, Mexican tax losses and net asset tax credits are updated to recognize the effects of inflation and may be carried forward ten years following the year of the loss or payment of the net assets tax.

Effective January 1, 1999, a new tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the years ended December 31, 2001 and 2000.

The new tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter. The effect of this change on the Company's financial statements was recorded in 2002. While the statutory rate is 35%, Elamex's effective tax rate in the future can be expected to vary from 35% because of the effects of inflation and appreciation or devaluation of the Mexican Peso. These items are not reflected in Elamex's results of operations for U.S. GAAP purposes.

The amounts of Elamex's Mexican net asset tax and tax loss carry-forwards at December 31, 2002 and 2001 are set forth in Note 10 to the Consolidated Financial Statements, included elsewhere herein. Elamex's effective tax rate was (29.9%) in 2000, 16.2% in 2001 and 9.8% in 2002.

The effective tax rate decreased from a benefit of 16.2% in 2001 to 9.8% in 2002, primarily due to the inflationary effects on monetary items and expiration of net operating losses and asset tax credit carry forwards. The effective tax rate decreased from (29.9%) in 2000 to 16.2% in 2001, primarily due to inflationary gains and losses in Mexico. In addition, Elamex has established a valuation allowance to offset the tax benefit associated with certain asset tax carry-forwards of individual Mexican subsidiaries, net losses of sale of stock in the Company's EMS operation and net operating losses of Individual Mexican Subsidiaries, as realization of those benefits are not considered more likely than not at this time.

The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The Tax Sharing Agreement entered into between the majority stockholder, Accel, S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits split between Accel and the Mexican tax Authority based on Accel's ownership in Elamex. Beginning in 1999, tax law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority
(SHCP) based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

Elamex's U.S. subsidiaries file a consolidated U.S. income tax return and pay their own taxes as if they were filing a stand-alone income tax return.



DEFERRED TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, a valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Consolidated net deferred tax asset for the year ended December 31, 2002 was $2.2 million and deferred tax assets were $2.2 million for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Elamex's working capital (defined as inventory plus trade and other accounts receivable, minus accounts payable) increased for the year ended December 31, 2002 as compared to the 2001 year. At December 31, 2002, Elamex had working capital of $16.4 million compared to $14.8 million at December 31, 2001. The increase was primarily due to increase in inventories of $8.5 million, partially offset by an increase in accounts payable of $7 million.

For the year ended December 31, 2002, Elamex had net cash used by operating activities of $2.2 million, which resulted primarily from use of operating assets and liabilities of $4.9 million, partially offset by cash generated by net loss adjusted for non-cash items of $2.7 million.

Net cash used in investing activities for the year ended December 31, 2002, was $9.9 million. Of this amount, $6.2 million was used to buy new equipment, $950 thousand was invested in the joint venture with GE, and $2.8 million was net cash used in the acquisition of Franklin.

Net cash provided by financing activities for the year ended December 31, 2002, was $4.2 million, which is primarily due to additional debt incurred of $7.8 million net of repayments of $3.5 million.

Management intends to fund current operations and activities of the Company through existing working capital, cash and available credit facilities.

Elamex had the following lines of credit and outstanding borrowings at December 31, 2002:

                                    OUTSTANDING LOANS AS OF DECEMBER 31, 2002
                             (In Thousands of U.S. Dollars, Except Where Indicated)


                                                                                       AMOUNT        EFFECTIVE
                                        FACILITY                                     OUTSTANDING   INTEREST RATE
-------------------------------------------------------------------------------------------------------------------
Revolving line of credit with a bank expiring March 2004 with interest payable monthly at prime, collateralized by inventories and trade accounts receivable
(1)                                                                                     9,150          4.25%

Note payable to a bank due in semi-annual installments of principal through
March 2010 with interest payable monthly at variable interest rate calculated
weekly, collateralized by substantially all assets of Precision (1)                     7,773          1.48%

Line of credit with interest-only payments through April 30, 2003 at the bank's prime rate plus 0.75%; collateralized with substantially all assets of Franklin.
Unused available credit as of December 31, 2002 was $1.2 million (2)                    5,774          5.00%

Building loan - note payable to bank due in monthly installments, including interest at the bank's prime rate plus 0.75% through July 24, 2005;
collateralized by substantially all assets of Franklin, net of unamortized loan
fees of $8 thousand (2)                                                                 2,433          5.00%

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March 2007 at the bank's index rate; collateralized by a letter
of credit (1)                                                                           1,580          6.10%

Line of credit, bearing interest at variable rate based on prime or LIBOR;
requires annual principal payments through 2006 (1)                                     1,500          4.50%

Note payable to GE Appliances to purchase equipment due in 36 payments through
August 2004                                                                               747          6.80%

Machinery and equipment loan - note payable to bank due in monthly installments, including interest at the bank's prime rate plus 0.75% through July 24, 2003;
collateralized by substantially all assets of Franklin, net of unamortized loan
fees of $12 thousand (2)                                                                  115          5.00%

         (1)The variable rate notes for Precision are collateralized by a bank letter of credit in the amount of $12.2 million, expiring March 16, 2004. The letter of credit, borrowings under the $10 million bank line of credit, borrowings under the $1.5 million bank line of credit and the industrial revenue building bonds are collateralized by substantially all the assets of Precision. The debt agreements contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. The Company obtained waiver of compliance with certain of these covenants as of and for the year ended December 31, 2002. Also, the Bank agreed to modify certain of these covenants as of January 1, 2003. Management believes the Company will be in compliance with such modified covenants through December 31, 2003.

         (2)In connection with the long-term debt and line of credit, Franklin is required to comply with certain financial covenants including minimum tangible net worth. As of December 31, 2002 Franklin was not in compliance with the minimum tangible net worth covenant. However, Franklin has received a waiver from the bank for the period ended December 31, 2002 and continuing through March 31, 2003. In addition, the bank has modified the existing covenants in connection with the bank debt. The Company believes that it will be able to comply with the new covenants in the future, however there is no guarantee of the Company's continuing compliance.


ACQUISITIONS/DIVESTITURES

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. The purchase price was cash payment of US$1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares are contingent and subject to escrow agreements, which requires Franklin to reach certain income levels through December 31, 2003. The market value of the shares at the transaction date was US$5.15 per share.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2001, are estimated in the following table:

                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                  -------------------  -------------------
                                   December 31, 2002    December 31, 2001
                                  -------------------  -------------------
           Net sales                 $   151,179          $   170,461
           Gross profit                   18,077                8,693
           Net loss                      (11,090)             (23,120)
           Net loss per share              (1.48)               (3.08)

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

On May 23, 2000, Elamex, S.A. de C.V. closed the sale of its contract electronics manufacturing services (EMS) operation. Under the terms of the transaction, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value. Elamex recognized a pre-tax gain on this sale of approximately $21.5 million, which is included in other income for the year ended December 31, 2000. An additional gain of $280 thousand was recognized in 2001. The sold EMS operation was housed in two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $27 million in revenue in 2000 for the period January 1, 2000 through May 23, 2000, the date of the sale.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At December 31, 2002, we had contractual cash obligations to repay debt, to make payments under leases and purchase obligations. Payments due under these long-term obligations are as follows:

                                                            PAYMENTS DUE BY PERIOD
                                                        (In Thousands of U.S. Dollars)
                                                                                             2008 AND
CONTRACTUAL OBLIGATIONS                   TOTAL       2003       2004-2005    2006-2007     THEREAFTER
Long term debt obligations              $  29,072   $  9,054     $ 16,123     $  3,274     $       621
Gross capital lease obligation             33,607      3,198        6,396        6,378          17,635
Operating leases                           22,813      3,538        4,267        3,106          11,902

Unconditional purchase obligations         22,366     22,366            -            -               -

                                     ------------ ---------- ------------ ------------ ----------------
Total contractual cash obligations      $ 107,858   $ 38,156     $ 26,786     $ 12,758     $    30,158
                                     ============ ========== ============ ============ ================

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of long-lived asset and amortized over the useful life of the asset. The implementation of SAFS No. 143 for the year ended December 31, 2002 did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. Implementation of this statement is not expected to have a significant impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe this statement will have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation's expanded disclosures will not have a material impact on the Company's financial position or results of operations. The Company is does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on the financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and does not plan to change to the fair value based method.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. No such items were outstanding at December 31, 2002.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $28.3 million at December 31, 2002, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates could result in a $283 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Elamex, S.A. de C.V.



We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Qualcore, S. de R.L. de C.V. (a consolidated subsidiary during the year ended December 31, 2000) for the year ended December 31, 2000, which statements reflect total revenues constituting 17% of the consolidated total revenues for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Qualcore, S. de R.L. de C.V. is based solely on the report of such other auditors.


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


In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.


DELOITTE & TOUCHE
CIUDAD JUAREZ, MEXICO

March 18, 2003

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Qualcore, S. de R.L. de C.V.:

We have audited the consolidated statements of operations and cash flows of Qualcore, S. de R.L. de C.V. and subsidiaries for the year ended December 31, 2000, (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Qualcore, S. de R.L. de C.V. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                     KPMG Cardenas Dosal S.C.


Juarez, Mexico
January 16, except for note 6
  which is as of March 6, 2001


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001 (IN THOUSANDS OF U.S. DOLLARS)
                                                                                    2002               2001
                                                                               ---------------   -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $      8,919      $      16,850
 Receivables:
  Trade accounts receivable, net                                                      17,120             16,362
  Other receivables, net                                                               1,655              2,363
                                                                               ---------------   -----------------
                                                                                      18,775             18,725
                                                                               ---------------   -----------------

Inventories, net                                                                      14,018              5,550
Refundable income taxes                                                                2,495              3,365
Prepaid expenses                                                                       1,420                515
Deferred income taxes                                                                    279                246
                                                                               ---------------   -----------------
  Total current assets                                                                45,906              45,251

Property, plant and equipment, net                                                    69,979              38,582
Investment in unconsolidated joint venture                                             2,669               2,843
Goodwill, net                                                                         11,827               8,975
Deferred income taxes                                                                  1,932               2,034

Related party note receivable                                                                              3,000
Other assets, net                                                                      2,188                 816
                                                                               ---------------   -----------------
                                                                                $    134,501      $      101,501
                                                                               ===============   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                            $      8,939      $        2,569
 Current portion of capital lease obligations                                            971
 Accounts payable                                                                     16,442               9,478
 Accrued expenses                                                                      5,977               3,645
 Taxes payable                                                                            78                  67
                                                                               ---------------   -----------------
  Total current liabilities                                                           32,407              15,759

Long-term debt, excluding current portion                                             20,133              16,286
Capital lease obligations, excluding current obligations                              16,296
Deferred income taxes                                                                                         56
                                                                               ---------------   -----------------
  Total liabilities                                                                   68,836              32,101
                                                                               ---------------   -----------------

Commitments and contingencies (Notes 9, 16 and 17)                                         -                   -

Stockholders' equity:
 Preferred stock, no par, 50,000,000 shares authorized,
   none issued or outstanding
 Common stock, 22,400,000 shares authorized, 8,323,161 and 7,400,000 issued and
   7,789,261 (including shares in escrow) and 6,866,100 outstanding
   for 2002 and 2001, respectively                                                    36,963              35,060
 Retained earnings                                                                    31,220              37,237
 Treasury stock, 533,900 shares at cost                                               (2,518)             (2,518)
 Accumulated other comprehensive loss, net of tax                                                           (379)
   Total stockholders' equity                                                         65,665              69,400
                                                                               ---------------   -----------------
                                                                                $    134,501      $      101,501
                                                                               ===============   =================

See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)

                                                                                     2002               2001           2000
Net sales                                                                      $  134,269         $  131,984     $  174,664

Cost of sales                                                                     120,142            129,878        172,084
                                                                      ------------------------------------------------------
  Gross profit                                                                     14,127              2,106          2,580
                                                                      ------------------------------------------------------

Operating expenses:
 General and administrative                                                         7,092              9,373         13,108
 Selling                                                                            4,179              1,265          1,874
 Distribution                                                                       4,149
 Restructuring charges                                                                                12,916
                                                                      ------------------------------------------------------
  Total operating expenses                                                         15,420             23,554         14,982
                                                                      ------------------------------------------------------
  Operating loss                                                                   (1,293)           (21,448)       (12,402)
                                                                      ------------------------------------------------------

Other (expense) income:
 Interest income                                                                      506              1,280          1,797
 Interest expense                                                                  (2,280)            (2,098)        (2,556)
 Equity in loss of unconsolidated joint venture                                    (1,125)            (1,464)
 Gain on sale of subsidiaries                                                                          2,612         21,461
 Other, net                                                                        (1,533)               374          2,425
                                                                      ------------------------------------------------------
  Total other (expense) income                                                     (4,432)               704         23,127
                                                                      ------------------------------------------------------

 (Loss) income before income taxes, minority interest and cumulative
 effect of change in accounting principle                                          (5,725)           (20,744)        10,725

 Income tax benefit                                                                  (561)            (3,362)        (3,203)
                                                                      ------------------------------------------------------

 (Loss) income before minority interest and cumulative effect of
 change in accounting principle                                                    (5,164)           (17,382)        13,928

 Minority interest                                                                                     6,352          3,453
                                                                      ------------------------------------------------------

 (Loss) income before cumulative effect of change in accounting
 principle                                                                        (5,164)            (11,030)        17,381

 Cumulative effect of change in accounting principle, net of tax                    (853)
                                                                      ------------------------------------------------------
 Net (loss) income                                                                (6,017)            (11,030)        17,381

 Other comprehensive income (loss), net of income tax benefit                        379                (342)           (37)
                                                                      ------------------------------------------------------
 Comprehensive (loss) income                                                   $  (5,638)         $  (11,372)    $   17,344
                                                                      ======================================================

 Net (loss) income per share, basic and diluted before
 cumulative effect of change in accounting principle                           $   (0.72)         $   (1.61)     $     2.53

 Net (loss) income per share, basic and diluted                                $   (0.84)         $   (1.61)     $     2.53
                                                                      ======================================================
 Shares used to compute net loss per share, basic and diluted                   7,188,431          6,866,100      6,866,100
                                                                      ======================================================

See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS OF U.S. DOLLARS)

                                                 COMMON STOCK                              ACCUMULATED
                                           -------------------------                          OTHER           TOTAL
                                               SHARES               RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                            OUTSTANDING    AMOUNT   EARNINGS     STOCK         LOSS          EQUITY
                                           ------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000                      6,866,100   $35,060   $ 30,886   $ (2,518)    $        -     $   63,428

Net income                                                            17,381                                   17,381

Unrealized loss on investment securities                                                           (37)           (37)
                                           ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                    6,866,100    35,060     48,267     (2,518)           (37)        80,772

Net loss                                                             (11,030)                                 (11,030)

Unrealized loss on investment securities                                                          (342)          (342)
                                           ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                    6,866,100    35,060     37,237     (2,518)          (379)        69,400

Common stock issued in purchase acquisition     923,161     2,865                                               2,865

Common stock under escrow agreement            (278,499)     (962)                                               (962)

Net loss                                                              (6,017)                                  (6,017)

Permanent impairment on investment
securities                                                                                         379            379
                                           ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                    7,510,762   $36,963    $31,220   $ (2,518)    $        -     $   65,665
                                           ==============================================================================

See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS OF U.S. DOLLARS)

                                                                                    2002             2001            2000
                                                                             ----------------- --------------- -----------------
Cash flows from operating activities:
  Net (loss) income                                                             $    (6,017)     $   (11,030)     $    17,381
  Adjustments to reconcile net (loss) income to net cash provided by (used
  in) operating activities:

Depreciation and amortization                                                         4,750            4,409            4,771
Cumulative effect of change in accounting principle - goodwill impairment               853
Provision for doubtful trade accounts receivable                                        141            1,364              213
Provision for excess and obsolete inventory                                           1,176
Gain on sale of subsidiaries                                                         (2,612)         (21,461)
Equity in loss of unconsolidated joint venture                                        1,125            1,464
Permanent impairment on investment securities                                           563
Minority interest in losses of joint venture                                         (6,352)          (3,453)
Deferred income tax benefit                                                            (548)          (4,062)          (3,661)
Losses on disposal-impairment of property, plant and equipment                          613            6,106
Change in operating assets and liabilities, net of effects from acquisition of Franklin in 2002, deconsolidation of joint venture in 2001 and sale of EMS operation in 2000:
  Trade accounts receivable                                                           2,642            2,204           (3,823)
  Other receivables                                                                   1,177              885           (2,161)
  Inventories                                                                        (4,167)           3,493           (1,621)
  Refundable income taxes                                                               870              (64)          (2,217)
  Prepaid expenses                                                                     (304)             742             (480)
  Other assets                                                                       (4,686)            (126)            (128)
  Accounts payable                                                                      839           (7,320)           6,551
  Accrued expenses                                                                   (1,192)          (2,824)             820
  Taxes payable                                                                          11             (770)           1,156
  Other liabilities                                                                     (57)             (48)            (104)
                                                                             ----------------- --------------- -----------------
    Net cash used in operating activities                                            (2,211)         (14,541)          (8,217)
                                                                             ----------------- --------------- -----------------

Cash flows from investing activities:
 Proceeds from sale (purchase) of investment security                                                  1,945           (1,945)
 Purchase of property, plant and equipment                                           (6,237)          (4,424)         (19,370)
 Investment in joint venture                                                           (950)          (1,300)
 Cash effects of deconsolidation of joint venture                                                     (1,506)
 Business acquisition, net of cash acquired                                          (2,753)
 Proceeds from sale of subsidiaries                                                                    2,612           52,246
 Issuance of related party note receivable                                                            (3,000)          (7,000)
 Repayment of related party note receivable                                                            7,000
                                                                             ----------------- --------------- -----------------
          Net cash (used in) provided by investing activities                        (9,940)          23,931            1,327
                                                                             ----------------- --------------- -----------------

Cash flows from financing activities:
 Proceeds from  notes payable and long term-debt                                      7,795           11,633           18,082
 Payments of notes payable and long term-debt                                        (3,124)          (5,926)         (16,489)
 Principal repayments of capital lease obligations                                     (451)                             (114)
                                                                             ----------------- --------------- -----------------

          Net cash provided by financing activities                                   4,220            5,707            1,479
                                                                             ----------------- --------------- -----------------

Net (decrease) increase in cash and cash equivalents                                 (7,931)          (7,507)          17,193

Cash and cash equivalents, beginning of year                                         16,850           24,357            7,164
                                                                             ----------------- --------------- -----------------
          Cash and cash equivalents, end of year                                $     8,919      $    16,850      $    24,357
                                                                             ================= =============== =================

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS OF U.S. DOLLARS)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                              2002                2001              2000
Interest paid, net of amounts capitalized of $106, $92 and $347 for
2002, 2001 and 2000, respectively                                     $         3,826       $         1,124   $        2,531
                                                                      ==========================================================
Income taxes paid                                                     $           393       $           632   $        1,628
                                                                      ==========================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

The Company discontinued consolidation of its joint venture (Qualcore) as of June 30, 2001. In conjunction with deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:



Assets removed net of cash                                                                  $       20,298
Liabilities removed                                                                                 21,804
                                                                                            ------------------
Net cash effect of deconsolidation                                                          $        1,506
                                                                                            ==================

Debt incurred to refinance existing debt                                                    $        2,841    $       26,380
                                                                                            ------------------------------------
Debt capitalized as equity in the joint venture                                             $        9,023    $        2,250
                                                                                            ====================================


The Company purchased Franklin in 2002. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                         $        37,569
Liabilities assumed                                                           (32,913)
Common stock issued, net of amounts in escrow                                  (1,903)
                                                                      ----------------------
Net cash paid                                                         $         2,753
                                                                      ======================

See accompanying notes to consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS OF U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are a group of Companies in Mexico and the United States that provide manufacturing, packaging and distribution services. The Company provides customized manufacturing services in the candy and nut industry, plastic and stamped metal components industry and medical industry. The Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, in Mexico, and in Louisville, Kentucky and El Paso, Texas in the United States.

In July 2002, the Company acquired the new Food Products segment, which is Mt. Franklin Holdings LLC and subsidiaries ("Franklin"). Franklin operates a retail nut and foodservice nut packaging and marketing company located in El Paso, Texas and a candy manufacturing and packaging facility located in Ciudad Juarez, Mexico (see Note 4).

In May 2000, the Company sold its Electronic Manufacturing Services (EMS) operation for approximately $51.2 million and recognized a pre-tax gain on this sale of approximately $21.5 million which is included in other income for the year ended December 31, 2000 (see Note 4).

Optimag Inc. ("Optimag") was formed to develop, manufacture, and market optical inspection stations and electrical test equipment to companies that produce disk drive heads, magnetic media, and optical heads and optical media. The Company consolidated the operations of this investment. On October 18, 1999, the Company sold its interest in Optimag to Veeco Instruments, Inc. for $2.3 million plus an earnout based upon sales for calendar year 2000. The Company recognized gains of $2.3 million and $826 thousand, which are reflected in the 2001 and 2000 results of operations, respectively.

The Company is a subsidiary of Accel, S.A. de C.V. (Accel), which owns approximately 57.6% of the Company's issued and outstanding common shares at December 31, 2002.

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

Effective July 1, 2001, the operating results of Qualcore S. de R. L. de C.V. ("Qualcore"), a joint venture with General Electric ("GE"), which was previously consolidated, are being reported on the equity method. This was the result of the change in management control of the joint venture. As of the beginning of the third quarter 2001 a new four-member board of directors in which the two partners have equal voting rights directs the operations of Qualcore. A general manager appointed by the board of directors, reports directly to such board of directors.

Financial information for Qualcore for the year ended December 31, 2002 is as follows:

                                                (in Thousands of U.S.
                                                      Dollars)
                                             ---------------------------
               Current assets                 $              5,398
               Noncurrent assets                            10,282
               Current liabilities                           6,096
               Non-current liabilities                       6,500
               Net Sales                                    15,422
               Gross Margin                                   (987)
               Net loss                       $             (2,249)

The Company's share of undistributed equity in Qualcore at December 31, 2002 was $2,669

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

2. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $492 thousand for the year ended December 31, 2002.

The Company completed the transitional impairment test and reported an impairment of goodwill of $853 thousand from the initial adoption of SFAS No. 142 in the first quarter of 2002. After impairment, goodwill remaining on the books is approximately $11.8 million of which $3.7 million was recorded during the third quarter of 2002 as a result of the acquisition of Mt. Franklin Holdings (See Note 4). The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999. The Company has elected to annually test goodwill for impairment during first quarter of the year.

The following table details the proforma transitional disclosures:

                                                                   ($000s except for earnings-per-share
                                                                                 amounts)

                                                                  December 31, 2002    December 31, 2001
                                                                  ------------------   ------------------
      Reported net loss                                               $     (6,017)       $     (11,030)
      Add back: Goodwill amortization                                                                492
      Add back: Cumulative effect of change in accounting
      principle, net of tax                                                    853
                                                                  ------------------   ------------------
      Adjusted net loss                                               $     (5,164)       $     (10,538)
                                                                  ------------------   ------------------
      Basic and diluted earnings per share:
           Reported net loss                                          $      (0.84)       $       (1.61)
           Goodwill amortization                                                                    0.07
           Cumulative effect of change in accounting principle                0.12
                                                                  ------------------   ------------------
           Adjusted net loss                                          $      (0.72)       $       (1.54)
                                                                  ------------------   ------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos, of approximately $262 thousand and $420 thousand at December 31, 2002 and 2001, respectively. The Company had approximately $8.7 million and $16.7 million at December 31, 2002 and 2001, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company monitors the risk of having deposits in bank in excess of the Federal Deposit Insurance Corporation limits and does not anticipate any losses. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support amounts due for the sale of its products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable considered to be uncollectible.

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                           2002         2001           2000
                                             (In Thousands of US Dollars)

        Beginning balance                $   649      $     165      $   343
        Additions charged to expense         141          1,364          213
        Accounts written off                (136)          (880)        (391)
                                        -----------  ------------   -----------
        Ending balance                   $   654      $     649      $   165
                                        ===========  ============   ===========


FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in other, net on the accompanying consolidated statements of operations are foreign exchange gains (losses) of ($328) thousand, $(8) thousand, and $37 thousand for the years ended December 31, 2002, 2001, and 2000, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in thousands of U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the Official Gazette of the Federation), which is the approximate rate at which a receivable or payable can be settled as of each period end:


                                                     2002             2001
                                                ---------------- ---------------
                                                (In Thousands of U.S. Dollars)

        Cash and cash equivalents                 $        262     $       420
        Other receivables                                1,032           1,792
        Prepaid expenses and refundable taxes            1,705           2,681
        Other assets, net                                   26              30
        Accounts payable                                  (477)         (1,023)
        Accrued expenses and other liabilities          (1,264)         (2,435)
                                                ---------------- ---------------
        Net foreign currency position             $      1,284     $     1,465
                                                ================ ===============

In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (see Note 10). The recorded net deferred tax asset of $2.2 million at December 31, 2002 and 2001, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican and U.S. tax bases.

FOREIGN EXCHANGE INSTRUMENTS - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 2002 or 2001.

INVESTMENTS SECURITIES - Includes investments in common stocks held for sale of non-affiliated companies. Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined based on the specific identification method. Unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effects.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method for Precision and a moving weighted average for Franklin. Inventory cost includes material, labor and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.


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

GOODWILL - Through December 31, 2001 goodwill was being amortized on a straight-line basis over 20 years. Accumulated amortization was approximately $1.2 million and $745 thousand at December 31, 2001 and 2000, respectively. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" during the first quarter of 2002 and, accordingly, has suspended amortization of goodwill. (See Note 2).

LONG-LIVED ASSETS - The Company measures impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company measures impairment loss as the difference between the carrying value and the fair value of the asset.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE - Basic and diluted net (loss) income per share of common stock is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the year. There are no potentially dilutive securities for the years ended December 31, 2001 and 2000. Dilutive stock options for the year ended December 31, 2002 have not been included in the calculation as their effect would be antidilutive due to the net loss.

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

Provisions for taxes are made based upon the applicable tax laws of Mexico and the United States. In conformity with SFAS No. 109, deferred tax assets and liabilities are not provided for differences related to assets and liabilities that are remeasured from Pesos into U.S. dollars using historical exchange rates and that result from inflation indexing for Mexican tax purposes or exchange rate changes.

REVENUE RECOGNITION - For metal stamping and food products sales are recognized at the time the order is shipped. For contract manufacturing sales are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

EMPLOYEE STATUTORY PROFIT-SHARING - A provision for deferred employee statutory profit-sharing in Mexico is computed on income subject to employee statutory profit-sharing, which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit-sharing and book purposes. Employee statutory profit-sharing expense was approximately $0, $0 , and $17 thousand, for the years ended December 31, 2002, 2001, and 2000, respectively.

POST-RETIREMENT BENEFITS - Employees are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 2002 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

ACCRUED REBATES - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.


PREPAID SLOTTING ALLOWANCES - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks. Prepaid slotting allowances of $1.6 million are included on the balance sheet as other assets at December 31, 2002. There were no prepaid slotting allowances at December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of long-lived asset and amortized over the useful life of the asset. The implementation of SAFS No. 143 for the year ended December 31, 2002 did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002. Implementation of this statement is not expected to have a significant impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe this statement will have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation's expanded disclosures will not have a material impact on the Company's financial position or results of operations. The Company does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on the financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and does not plan to change to the fair value based method.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.


4. ACQUISITIONS AND DISPOSITION OF ASSETS
On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Ciudad Juarez, Mexico. The purchase price was cash payment of US$1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares are contingent and subject to escrow agreements, which requires Franklin to reach certain income levels through December 31, 2003. The market value of the shares at the transaction date was US$5.15 per share.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2001, are estimated in the following table:


                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                 -------------------  -------------------
                                  December 31, 2002    December 31, 2001
                                 -------------------  -------------------
        Net sales                   $    151,179         $    170,461
        Gross profit                      18,077                8,693
        Net loss                         (11,090)             (23,120)
        Net loss per share                 (1.48)               (3.08)


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

On May 23, 2000, The Company completed the sale of its EMS operation. Under the terms of the transaction, Elamex received approximately $51.2 million in cash, subject to certain adjustments relating to the final determination of book value. Elamex recognized a pre-tax gain on this sale of approximately $21.5 million, which is included in other income for the year ended December 31, 2000. The EMS operation included two leased plants in Juarez, Mexico, and the lease contracts for the buildings were transferred to the new owners as part of the transaction. The EMS operation represented approximately $27 million in revenue for the period January 1, through May 23, 2000, the date of the sale.


5. RESTRUCTURING CHARGES

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company recognized restructuring charges of $12.9 million during the year ended December 31, 2001. Such restructuring charges include severance and related costs and write-off of non-productive assets. As of December 31, 2002 the Company has no accrued liabilities remaining in connection with such restructuring charges.

6. INVENTORIES

Inventories consist of the following:

                                                           2002                 2001
                                                        (In Thousands of U.S. Dollars)

        Raw materials                                       4,519                2,710
        Packaging supplies                                  2,096
        Work-in-process                                     1,622                1,049
        Finished goods                                      6,792                1,816
                                                       --------------        -------------
        Sub total                                          15,029                5,575
        Less reserve for excess and obsolete inventory     (1,011)                 (25)
                                                       --------------        -------------
        Total                                              14,018                5,550
                                                       ==============        =============

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 31 is as follows:


                                                           2002                 2001               2000
                                                                   (In Thousands of U.S. Dollars)

       Beginning balance                                       25                  188              1,054
       Additions charged to expense                         1,176
       Inventory disposed during the year                    (190)                (163)              (866)
                                                       --------------        -------------      -------------
       Ending balance                                       1,011                   25                188
                                                       ==============        =============      =============


7. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

                                                           2002                 2001
                        Estimated useful lives (Years)    (In Thousands of U.S. Dollars)

       Land                                                 7,407                3,964

       Buildings                        20-30              35,340               18,280
       Machinery and equipment           3-10              39,491               27,185
       Leasehold improvements             5                   132                  531
       Vehicles                           5                   157                  249
       Construction-in-progress                             2,490                1,811
                                                       --------------        -------------
       Subtotal                                            85,017               52,020

       Less accumulated depreciation                      (15,038)             (13,438)
                                                       --------------        -------------

       Total                                               69,979               38,582
                                                       ==============        =============

8. NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt at December 31, 2002 and 2001.

                                                                                          2002             2001
                                                                                       (In Thousand of U.S. Dollars)
Revolving line of credit with a bank expiring March 2004 with interest payable monthly at Prime (4.25% and 4.75% at December 31, 2002 and 2001, respectively),
collateralized by inventories and trade accounts receivable (1)                       $    9,150        $    6,325

Note payable to a bank due in semi-annual installments of principal through
March 2010 with interest payable monthly at a variable interest rate calculated weekly (1.48% and 2.15% at December 31, 2002 and 2001 respectively),
collateralized by substantially all assets of Precision (1)                                7,773             9,463

Line of credit with interest-only payments through April 30, 2003 at the bank's prime rate plus 0.75% (5.0% at December 31, 2002); collateralized with substantially all assets of Franklin. Unused available credit as of December 31,
2002 is $1.2 million (2)                                                                   5,774

Building loan - note payable to bank due in monthly installments, including interest at the bank's prime rate plus 0.75% (5.0% at December 31, 2002) through
July 24, 2005; collateralized by substantially all assets of Franklin, net of
unamortized loan fees of $8 thousand (2)                                                   2,433

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March 2007 at the bank's index rate (6.1% and 6.0% at December
31, 2002 and 2001, respectively), collateralized by a letter of credit (1)                 1,580             1,835

Line of credit, bearing interest at variable rate based on prime or LIBOR (4.5%
at December 31, 2002); requires annual principal payments through 2006 (1)                 1,500

Note payable to GE Appliances to purchase equipment due in 36 payments through
August 2004, at a fixed rate of 6.8%.                                                        747             1,232

Machinery and equipment loan - note payable to bank due in monthly installments,including interest at the bank's prime rate plus 0.75% (5.00% at
December 31, 2002) through July 24, 2003; collateralized by substantially all
assets of Franklin, net of unamortized loan fees of $12 thousand (2)                         115
                                                                                    ---------------   ---------------
 Total notes payable and long term debt                                               $   29,072        $   18,855
 Less:  Current maturities of notes payable and long-term debt                            (8,939)           (2,569)
                                                                                    ---------------   ---------------
 Total                                                                                $   20,133        $   16,286
                                                                                    ===============   ===============

Maturities of notes payable and long-term debt are as follows:

                         YEAR                  AMOUNT
                                        (In thousands of U.S.
                                              Dollars)
                         2003                    9,054
                         2004                   12,252
                         2005                    3,871
                         2006                    2,078
                         2007                    1,196
                         Thereafter                621
                                         -----------------
                                            $   29,072
                                         =================

         (1)The variable rate notes for Precision are collateralized by bank letter of credit in the amount of $12.2 million, expiring March 16, 2004. The letter of credit, borrowings under the $10 million bank line of credit, borrowings under the $1.5 million bank line of credit and the industrial revenue building bonds are collateralized by substantially all the assets of Precision. The debt agreements contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. The Company obtained waiver of compliance with certain of these covenants as of and for the year ended December 31, 2002. Also, the Bank agreed to modify certain of these covenants as of

January 1, 2003. Management believes Precision will be in compliance with such modified covenants through December 31, 2003, however there is no guarantee of Precision's continuing compliance.

         (2)In connection with the long-term debt and line of credit, Franklin is required to comply with certain financial covenants including minimum tangible net worth. As of December 31, 2002 Franklin was not in compliance with the minimum tangible net worth covenant. However, Franklin has received a waiver from the bank for the period ended December 31, 2002 and continuing through March 31, 2003. In addition, the bank has modified the existing covenants in connection with the bank debt. The Company believes that Franklin will be able to comply with the new covenants in the future, however there is no guarantee of Franklin's continuing compliance.

Prior to the acquisition of Franklin, Franklin entered into an interest rate swap transaction in connection with long-term debt. The interest rate swap fixes interest at 6% and expires in May 2003. At December 31, 2002 a liability of $44 thousand, the estimated fair value of the swap, has been recognized in connection with this transaction.

9. LEASES

The Company utilizes certain machinery and equipment and occupies certain buildings under both capital and operating lease arrangements that expire at various dates through 2010, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $7.9 million, $2.5 million, and $3.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum lease obligations at December 31, 2002 having an initial or remaining term in excess of one year are as follows:

                                                               CAPITAL       OPERATING
                                                           (In Thousands of U.S. Dollars)
                           2003                              $    3,198    $    3,538
                           2004                                   3,198         2,294
                           2005                                   3,198         1,973
                           2006                                   4,577         1,669
                           2007                                   1,801         1,437
                        Thereafter                               17,635        11,902
                                                            -------------  ------------
Total minimum lease payments                                     33,607    $   22,813
                                                                           ============
Less amount representing interest at 7.83% to 16.30%            (16,340)
                                                            -------------
Present value of minimum lease payments                          17,267
Less current portion                                               (971)
                                                            -------------
    Long-term capital lease obligations                          16,296
    Long-term capital lease obligations to related parties       11,414
                                                            -------------
    Long-term capital lease obligations to third parties     $    4,882
                                                            =============

The Company leases manufacturing facilities to unrelated parties under operating lease agreements. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 2002 and 2001 is the cost of the land and buildings under operating lease agreements of $7.8 million and $5.9 million and the related accumulated depreciation of $3.3 million and $2.1 million, respectively.

Rental income was $882 thousand, $1.1 million, and $701 thousand for the years ended December 31, 2002, 2001, and 2000, respectively. The future minimum rental income to be received under these operating leases is $750 thousand in 2003 and $900 thousand in 2004.

10. INCOME TAXES

Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the value of certain assets less certain liabilities (asset tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

Effective January 1, 1999, a new tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 32% is paid on taxable earnings reinvested in the Company and 3% when those earnings are distributed in the form of dividends for the year ended December 31, 1999. An amount equal to 30% is paid on taxable earnings reinvested in the

Company and 5% on those earnings when they are distributed in the form of dividends for the years ended December 31, 2001 and 2000.

The new tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter. The effect of this change on the Company's financial statements was recorded in 2002.


The tax provision differs from the statutory tax rate of 35% on taxable income as follows:

                                                                          2002        2001        2000
Statutory tax rate                                                         35.0%      35.0%        35.0%
Effect of rate differential from U.S. operations                           (0.8)                   (0.7)
State Tax                                                                   0.5
Fines and Penalties                                                        (0.6)
Asset tax expense                                                           1.4
Foreign currency gains or losses                                          (28.6)      (4.7)         4.6
Non-Deductible expenses                                                    (2.4)      (1.3)         1.7
Inflationary effects on monetary items, tax loss and asset tax credit       8.3        5.8         (3.1)
carry forwards
Inflationary effects on fixed assets for tax purposes only                  6.6        3.6        (13.1)
Loss of Subsidiary not recognized                                          (6.9)      (15.5)      (11.3)
Goodwill - Precision                                                       (5.1)      (0.8)
Gain on sale of EMS operation                                                                    (74.4)
Change in valuation allowance                                              21.3       (10.7)       37.7
Effect of income tax rate change                                           (2.3)
Expiration of net operating losses                                         (5.7)
Expiration of asset tax credit carryforwards                               (9.2)
Other                                                                      (1.7)       4.8         (6.3)
                                                                         --------    -------     --------
                                                                            9.8%      16.2%      (29.9%)
                                                                         ========    =======     ========

Income tax expense (benefit) consists of:

                                  CURRENT                CURRENT                DEFERRED                   TOTAL
                                 ASSET TAX              INCOME TAX                TAX
                                                         (In Thousands of U.S. Dollars)

Mexican                              $   (78)                $  (485)               $   1,756              $    1,193
U.S. Companies                                                   (67)                  (1,687)                 (1,754)
                              ----------------       -----------------       -----------------       -----------------
Year ended December 31, 2002         $   (78)                $  (552)               $     69               $   (561)
                              ================       =================       =================       =================

Year ended December 31, 2001         $    645                $     55               $ (4,062)              $  (3,362)
                              ================       =================       =================       =================

Year ended December 31, 2000         $    160                $    298               $ (3,661)              $  (3,203)
                              ================       =================       =================       =================


The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                   2002              2001
                                                                             (In Thousands of U.S. Dollars)
             Deferred tax assets:
                Asset tax carryforwards (Mexico)                              $   1,835         $   2,787
                Net operating loss carryforwards (Mexico)                         4,580             5,720
                Net operating loss carryforwards (USA)                              995
                Net loss on sale of stock (Mexico)                                1,992             2,208
                Capital loss (USA)                                                   71
                Related party interest                                              904
                Inventory                                                           459                28
                Bad debts                                                           247               573
                State taxes                                                         149               172
                Stock option plan                                                   109
                Accrued liabilities                                                 159               309
                Other                                                               153               155
                                                                          --------------     -------------
             Total deferred tax assets                                           11,653            11,952

             Less valuation allowance                                            (4,754)           (5,972)
                                                                          --------------     -------------
             Net deferred tax assets                                              6,899             5,980

             Deferred tax liabilities:

                Property, plant, and equipment                                   (4,191)           (3,282)
                Reclassification current to deferred for 30%/5% split              (363)             (418)
                Effect of change of the tax rate (Mexico)                          (134)
                                                                          --------------     -------------
             Total deferred tax liability                                        (4,688)           (3,700)

                                                                          --------------     -------------
             Net deferred tax asset (liability)                                $  2,211          $  2,280
                                                                          ==============     =============

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowance of $4.8 and $5.9 million at December 31, 2002 and December 31, 2001, respectively, relates primarily to certain asset tax and tax net operating loss carryforwards of individual Mexican subsidiaries and net losses of sale of stock in the Company's EMS operation. The decrease in the valuation allowance at December 31, 2002 to $4.8 million relates primarily to the expiration of certain asset tax and tax net operating loss carryforwards of individual Mexican subsidiaries.

The net asset taxes paid, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year, for ten years following the payment of the tax. These asset tax carryforwards as of December 31, 2002 are $1.8 million and expire on various dates through 2012.


At December 31, 2002, certain of the Mexican companies had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:


                        YEAR                   AMOUNT
                                       (In Thousands of U.S.
                                               Dollars)
                        2007                        599
                        2009                        280
                        2010                        464
                        2011                      9,288
                        2012                      2,804
                                       -----------------------
                                             $   13,435
                                       =======================

The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The tax sharing agreement entered into between the majority stockholder, Accel, S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits. Beginning in 1999, the Mexican tax law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority
(SHCP) based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

Dividends paid by Mexican companies, which exceed earnings, and profits, as defined by the Mexican income tax law, are subject to a 34% income tax, payable by the Company on 1.5152 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 2002, 2001 and 2000.

11. STOCKHOLDERS' EQUITY

COMMON STOCK - Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the 30 trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. In July 2002, The Company issued 923,161 restricted shares of its authorized variable capital common stock in connection with the acquisition of Mt. Franklin Holdings (see Note 4). Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise this option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

Under Mexican law, dividends must be declared in Pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from Pesos as of the date of record, unless otherwise instructed by the stockholder.

Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 2002 and 2001 was approximately $1.6 million. The Company anticipates that no additional allocation will be made at its annual stockholders' meeting to be held on April 24, 2003. Retained earnings available for dividends under Mexican law at December 31, 2002 and 2001 were $17.4 million and $15.2 million respectively.

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

No shares of preferred stock have been issued as of December 31, 2002.

12. STOCK OPTION PLANS

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

The following table summarizes information concerning currently outstanding and exercisable options:

        OPTIONS      EXERCISE    LIFE IN       NUMBER             STOCK
      OUTSTANDING     PRICE       YEARS      EXERCISABLE   PRICE AT GRANT DATE
                                            AT DECEMBER
                                              31, 2002

        200,000       $2.00        10          50,000            $5.35

        70,730        $6.00        10            -               $5.35


The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $321 thousand was recognized in 2002. Additional compensation expense of $349 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 2002, would have been adjusted to the following proforma amounts:

                                                     (In Thousands
                 Net Loss:                           of U. S. Dollars)

                                  As reported:           $(6,017)
                                  Proforma:              $(6,136)

                 Loss per share Basic and Diluted:
                                  As reported             $(0.84)
                                  Proforma                $(0.85)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin Connections a subsidiary of the Company has an options plan in shares of the subsidiary company. There are 50,000 fully vested options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan and the Company believes the fair value of such options is zero.


13. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution plans. Participants in the plans may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 2002, 2001 and 2000, approximately $118 thousand, $134 thousand and $76 thousand respectively, have been charged to expense in connection with these plans.

Prior to its acquisition by the Company, Franklin had a 401(k) Savings Plan for eligible Franklin employees as defined in the plan agreement. The 401(k) Savings Plan provides for discretionary matching contributions. No matching contributions have been approved subsequent to the acquisition by the Company.


14. SEGMENTS AND GEOGRAPHIC INFORMATION

During 2001 the Company completed the realignment of its operations in order to more closely align the reportable segments with the Markets the Company serves. As a result of this realignment the Company's reportable segments are 1) Shelter Services and 2) Metal Stamping. During the third quarter of 2002 the Company acquired the third segment, Food Products. The Company has restated its presentation for the year ended December 31, 2000 presentation to conform to this revised segment reporting. The Shelter Services segment provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies. The Metal Stamping segment consists of Precision the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors. The Food Services segment, Franklin, operates a retail nut and foodservice nut packaging and marketing company, located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico. The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately. Inter-segment adjustments are related primarily to inter-segment sales at cost in the normal course of business. Information about the operating segments for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                                                 UNALLOCATED
                                              SHELTER     METAL    FOOD SERVICES  CORPORATE    INTER-       Total
                                              SERVICES   STAMPING                 AND OTHER    SEGMENT
--------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2002
 Sales                                       $ 31,677   $ 75,279     $ 33,180            $     $(5,867)  $ 134,269
 Operating income (loss)                          499        575         (264)      (2,103)                 (1,293)
 Net interest expense (income)                      1        815        1,672         (714)                  1,774
 Loss before income taxes and cumulative
 effect of change in accounting principle        (865)      (669)      (1,936)      (2,255)                 (5,725)
 Net loss                                      (2,058)      (145)      (1,286)      (2,528)                 (6,017)
 Assets                                        18,995     47,085       50,154       28,336     (10,069)    134,501
 Depreciation and amortization                  1,275      2,416        1,059                                4,750
 Capital expenditures                             286      5,075          876                                6,237
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 Sales                                       $ 55,356   $ 78,770                         $     $(2,142)  $ 131,984
 Operating loss                               (14,768)       (10)                   (6,670)                (21,448)
 Net interest expense (income)                 (1,580)    (1,673)                    2,435                    (818)
 Loss before income taxes and minority
 interest                                     (17,863)    (1,726)                   (1,155)                (20,744)
 Net (loss) income                            (10,486)    (1,532)                      988                 (11,030)
 Assets                                        21,931     43,054                    36,516                 101,501
 Depreciation and amortization                  1,999      2,145                       265                   4,409
 Capital expenditures                             910      3,514                                             4,424
--------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2000
 Sales                                       $ 93,976   $ 81,480                         $     $  (792)  $ 174,664
 Operating (loss) income                       (7,903)     1,816                    (6,315)                (12,402)
 Net interest expense (income)                 (1,476)      (985)                    1,702                    (759)
 (Loss) income before income taxes and
 minority interest                             (9,134)       894                    18,965                  10,725
 Net (loss) income                             (4,670)       349                    21,700                  17,379
 Assets                                        50,349     43,932                    48,089                 142,370
 Depreciation and amortization                  2,729      1,696                       346                   4,771
 Capital expenditures                          12,945      6,425                                            19,370
--------------------------------------------------------------------------------------------------------------------

 The Company has 14 facilities in the U.S. and Mexico to serve its customers. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for 73.5% and 68.2% of total long-lived assets in 2002 and 2001, respectively. Mexico accounted for 26.5% and 31.8% of total long-lived assets in 2002 and 2001, respectively.

Geographic net sales for the years ended December 31, were as follows:


                             2002           2001            2000
                                (In Thousands of U.S. Dollars)
                          -----------------------------------------

        United States     $  134,269     $  127,452      $  168,743
        Mexico                                4,532           4,202
                                                              1,719
                          ----------     ----------      ----------
        Canada            $  134,269     $  131,984      $  174,664
                          ==========     ==========      ==========

Geographic net property, plant and equipment by location as of December 31, were as follows:

                             2002          2001
                        (In Thousands of U.S. Dollars)

        United States     $   51,407     $  26,327
        Mexico                18,572        12,255
                          ----------     ---------
                          $   69,979        38,582

15. MAJOR CUSTOMERS

Certain customers, all located in the United States, accounted for at least 10% of the Company's total sales during the years ended December 31, as follows:

        CUSTOMER            PRODUCTS AND SERVICES         2002     2001     2000

           A      Metal stamping of appliance products     25 %     23%      19%

           B      Metal stamping of automotive parts       19%      19%      12%

16. RELATED PARTY TRANSACTIONS

The Company leases a building in Torreon, Mexico to Elamex de Torreon, S.A. de C.V. a Mexican company established solely for the purpose of holding certain governmental permits required by an Elamex Shelter Services Division customer. For legal purposes only, Elamex de Torreon S.A. de C.V. is owned by an affiliate of the Company. Lease income received by the Company through Elamex de Torreon from the Shelter Services Division customer was approximately $211 thousand for each year ended December 31, 2002, 2001 and 2000. In addition the customer obtains shelter assembly services from the Company through Elamex de Torreon. For the years ended December 31, 2002, 2001 and 2000, the services invoiced to the Company by Elamex de Torreon were $2.5 million, $2.6 million and $2.4 million, respectively. The Company controls all administrative functions of Elamex de Torreon, and the shareholders of Elamex de Torreon receive no economic benefit from the lease payments or shelter assembly fees.

During 2000 the Company leased a manufacturing facility from Corporacion Chihuahua, a company partially owned by the chairman of the board of Elamex. Included in rent expense are rental payments under these leases of approximately $690 thousand. This lease contract was transferred to the purchaser of the EMS operation in 2000.

The Company paid for services rendered by Comercial Aerea, of which the chairman of the board of directors of Elamex is a principal, totaling approximately $127 thousand, $173 thousand, and $160 thousand during the years ended December 31, 2002, 2001, and 2000, respectively.

The Company purchases insurance through an insurance broker of which the chairman of the board of Elamex is a principal. Premiums paid were approximately $393 thousand, $761 thousand, and $677 thousand for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company, through its wholly owned subsidiary Franklin, leases a candy manufacturing building located in Ciudad Juarez, Mexico from Franklin Inmobiliarios S.A. de C.V. ("Inmobiliarios") a Mexican company in which the Chairman of the Board has an indirect ownership interest. During 2000, the Company entered into an agreement with Inmobiliarios, in which the Company loaned $7 million for the Franklin candy manufacturing building in Ciudad Juarez, Mexico. This loan was repaid upon completion of the building from proceeds from a bank loan obtained by Inmobiliarios, which matures in 2010. The Company leases the candy manufacturing building from Inmobiliarios and subleases the building to Franklin, which was acquired on July 1, 2001. The Company's lease obligations have been assigned to the bank as collateral for the bank loans. The Company, through Franklin, made lease payments directly to the bank on behalf of Inmobiliarios during 2002 and 2001 in the amounts of $1.9 million and $1.8 million respectively.

The Company and Franklin have had a contract manufacturing services agreement since the initiation of the Franklin candy manufacturing operation in Ciudad Juarez, Mexico. The Company invoiced contract manufacturing services to Franklin in 2001 in the amount of $8.8 million and the first six months of 2002 in the amount of $4.1 million.

In August 2001 the Company made a $3 million convertible subordinated loan to Franklin Connections. In February 2002, May 2002 and June 2002 the Company issued demand loans for $2 million, $1.1 million and $1 million respectively to Franklin Connections. The Company completed the acquisition of Franklin Connections on July 18, 2002 and Franklin repaid $4.1 million plus interest to the Company in connection with the demand loans.

On June 20, 2000, First National Bank of San Diego, of which the chairman of the board of the Company was a principal, loaned Qualcore $646 thousand in the form of a note payable, to meet working capital needs. This loan was repaid in full on March 5, 2001.

Related party sales of $1.6 million and $18.7 million were made during 2001 and 2000 respectively to various companies and divisions of GE.

17. COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims, actions, and complaints, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the operations or financial position of the Company.

The Mexican Federal Labor Law requires a severance payment for all permanent employees that are terminated by the employer. This payment is calculated on the basis of 90-days' pay for termination anytime during the first year of employment, with an additional 12 days pay for each year of service thereafter up to two times minimum wage. While most of the Company's Mexican assembly labor is hired under temporary labor contracts during the first two months of employment, the labor force is changed to permanent labor contracts after this period. The Company has agreements with many of its contract-assembly customers, which require that the customers pay the severance costs incurred, in the event that assembly contracts are terminated prior to their scheduled completion. In management's opinion, any severance costs incurred upon the termination of any manufacturing contracts would not be material.

Seniority premiums to which employees are entitled upon retirement after 15 years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered, based on actuarial computations. Included in other liabilities is approximately $51 thousand and $25 thousand as of December 31, 2002 and 2001, respectively, which fully accrues for these estimated seniority obligations.

Qualcore, the joint venture with GE, entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $94,628 and are guaranteed by both Elamex and GE. Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. The loan facilities are guaranteed by both GE and Elamex.

At December 31, 2002, one of the Company's subsidiaries was committed to approximately $760 thousand in future expenditures for machinery and equipment.

One of the Company's subsidiaries has entered into certain fixed-price commitments to purchase raw materials to be used in its manufacturing process over the next year. As of December 31, 2002, the aggregate value of these commitments was approximately $21.6 million.

The Company is a defendant in a preferential payment transfer action in the United States Bankruptcy Court for the District of New Mexico. The Trustee for the Bankruptcy Estate of Furr's Supermarkets, Inc (Furr's) alleges that the Company has received preferential payments by Furr's prior to the Furr's bankruptcy filing of $194 thousand and is seeking repayment from the Company for the alleged transfer. Although the amount of liability that may result from this matter cannot currently be ascertained, the Company does not believe that the action will have a material impact on its financial condition, results of operations or cash flow.


18. SUBSEQUENT EVENT

In accordance with the SFAS No. 142, "Goodwill and Other Intangible Assets" the Company is required to do an annual impairment test, the Company is in the process of completing its impairment test for 2003. Management believes the Company will incur an impairment impact of approximately $3.5 million in the first quarter of 2003 related to the Precision goodwill.


19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) In thousands of U.S. dollars, except per share amounts:

                                     2002 QUARTERS                                2001 QUARTERS
                        ----------------------------------------    ----------------------------------------
                           1ST       2ND       3RD       4TH           1ST        2ND       3RD      4TH

Net sales               $ 26,386  $ 27,330  $ 37,580   $ 42,973     $ 35,757   $ 36,165  $ 31,489  $ 28,573
Gross profit (loss)        2,198     1,904     4,427      5,598       (1,291)       137     1,737    1,523
Net (loss) income         (1,097)     (827)   (2,234)    (1,859)      (7,048)    (1,543)   (1,062)  (1,377)
Basic and diluted net
(loss)
Income per common share    (0.16)    (0.12)    (0.30)     (0.26)       (1.03)     (0.22)    (0.15)   (0.20)
                        ----------------------------------------    ----------------------------------------
                                                               ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages, and positions of the Directors and executive officers of the Registrant as of December 31, 2002 were as follows:

NAME                      AGE           POSITION
--------------------------------------------------------------------------------
Eloy S. Vallina           65         Chairman of the Board of Directors
Richard P. Spencer        59         President, Chief Executive Officer
Thomas J. Benson          45         Vice President & Chief Financial Officer
Daniel L. Johnson         57         Vice President and Secretary
Eloy Vallina Garza        31         Director, son of Chairman of the Board
Robert J. Whetten         60         Director
Keith Cannon              62         Director
Benito Bucay              70         Director
Fernando Ruiz Sahagun     60         Director
Jose O. Garcia Mata       59         Statutory Auditor

--------------------------------------------------------------------------------

ELOY S. VALLINA

Mr. Vallina has been Chairman of the Board of Accel, S.A. de C.V. and its predecessor, Grupo Chihuahua, S.A. de C.V., since its inception in 1979. He is also chairman of Kleentex Corp., and a Director of Tropical Sportswear International, Inc. Mr. Vallina was Chairman of Banco Comercial Mexicano, later Multibanco Comermex, one of Mexico's largest commercial banks at that time, from 1971 until all Mexican private banks were expropriated in 1982. He graduated with a B.A. in Business Administration from the Instituto Tecnologico y de Estudios Superiores de Monterrey.


RICHARD P. SPENCER

Mr. Spencer joined the Company as President and Chief Executive Officer on February 1, 2001. Prior to his appointment, Mr. Spencer was President and Chief Executive Officer of Silver Eagle Refining Inc., with refineries located in western Wyoming and near Salt Lake City, Utah. He has served as President and Chief Executive Officer of two different regional banks, as the head of corporate lending in Mexico for Bank of America, as well as other executive positions with Bank of America, Citibank, and other business entities. He received an M.B.A. degree from Harvard University.


THOMAS J. BENSON

Mr. Benson joined the Company as Chief Financial Officer on July 1, 2002. Prior to his appointment, Mr. Benson was the Chief Financial Officer of Franklin Connections, a position he still holds. He has served as an investments director in two private investment firms and spent seven years in public accounting. He received his B.S. from St. Mary College and his Masters Degree of Taxation from De Paul University. He was a licensed C.P.A. for ten years.


DANIEL L. JOHNSON

Mr. Johnson joined Elamex as Vice President and Chief Financial Officer in December of 1999. He assumed the position of President of the Shelter Services Division in July 2002. He has more than 30 years of experience with multinationals in the U.S. and in Latin America, including General Mills, Inc., Citibank and Continental Grain Company. He received his B.S. degree from Brigham Young University.

ELOY VALLINA GARZA

Mr. Vallina is currently Vice President of Jeronimo Services, Inc. He is also a Director of Accel, S.A. de C.V., Almacenadora, S.A., Silver Eagle Oil, Inc., Tropical Sportswear International, Inc. and Copamex. Mr. Vallina is a graduate of the Universidad de Monterrey, where he received a B.A. in Business Administration.


ROBERT J. WHETTEN

Mr. Whetten has been a Director of Elamex since 1994. He served as President and Chief Executive Officer of Norwest Bank El Paso from 1991 until February 1996. Mr. Whetten has 20 years of banking experience in the United States and Latin America. He received a B.A. in Finance and a Master of Public Administration degree from Brigham Young University.


KEITH CANNON

Mr. Cannon is a Securities Branch Manager of Wilson-Davis & Co., with a variety of domestic and international clients. He also acts as a consultant and director to such publicly traded companies as Global E-Point Technology Systems, Inc., Montgomery Realty Group, Inc., and MBA Holdings, Inc. Mr. Cannon received his M.S. degree from the University of Utah.


BENITO BUCAY

Mr. Bucay is Managing Director of Grupo Industrial Bre and Consulting Partner, Analitica Consultores, Mexico. Mr. Bucay received a B.S. in Chemical Engineering from the Universidad Nacional Autonoma de Mexico. He has degrees in Finance and Management from the University of Chicago, Operations Research and Computer Science from the University of Oklahoma and Project Management from the University of California at Los Angeles. Mr. Bucay was the Chief Executive Officer of Industrial Resistol, and Senior Vice President of Grupo DESC. He is Director of Tropical Sportswear International Inc. and a member of the International Advisory Group of West Energy, Inc Canada.


FERNANDO RUIZ SAHAGUN

Mr. Ruiz Sahagun is a founder and Senior Partner of the Mexican tax consulting firm of Chevez, Ruiz, Zamarripa in Mexico City. His firm is associated with KPMG. Mr. Ruiz is a member of the Board of Directors of Accel, S.A. de C.V. Additionally, Mr. Ruiz is a member of the Board of Directors of Kimberly Clark de Mexico, S.A. de C.V., Grupo Financiero IXE, S.A., BASF de Mexico, S.A. de C.V. and ISPAT International, N.V. He is a member of the College of Public Accountants of Mexico and of the International Fiscal Association. Mr. Ruiz Sahagun received his Accounting degree from the Universidad Nacional Autonoma de Mexico.


JOSE O. GARCIA MATA

Mr. Garcia Mata has been a partner with Deloitte & Touche - Mexico since 1981, where he currently serves as National Director of Accounting and Auditing. Mr. Garcia Mata is a U.S. Certified Public Accountant and holds a baccalaureate degree in Business Administration from Woodbury University in Los Angeles. He functions as a Statutory Auditor, which is a non-voting representative to the Board as stipulated by Mexican regulations.


ITEM 11. EXECUTIVE COMPENSATION.

During the year ended December 31, 2002, Elamex paid, an aggregate of $1.1 million to all of its officers as a group for services in all capacities. During such year, the Company, set aside or accrued an aggregate of $15 thousand to provide pension, retirement or similar benefits for its officers pursuant to existing plans, consisting solely of a 401(k) plan for its U.S.-based officers. During 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share to officers of the Company. Compensation cost recognized during 2002 in connection with these options was $321 thousand.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


NAME AND ADDRESS OF                      AMOUNT OF SHARES      PERCENT OF
BENEFICIAL OWNER                              OWNED               TOTAL
-------------------                      ----------------      ----------

Accel, S. A. de C. V.(1)                    4,326,470             57.6%
Avenida Zarco No. 2401
Chihuahua, Chih. Mexico


(1) Mr. Vallina directly owns 132,569,957 shares, or approximately 39.7%, of the outstanding voting common stock of Accel. In addition, Mr. Vallina controls companies that hold 79,695,935 shares, or approximately 23.9%, of the outstanding voting common stock of Accel. Accel, in turn, owns approximately 57.6% of the outstanding common stock of Elamex.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to note 16 in the consolidated financial statements included in this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES.

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


                                     PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a)       Financial Statements

         (i) The consolidated balance sheets of Elamex, S.A. de C.V. and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002 are filed in Item 8 of this report.

         (ii) No schedules are included because they are not applicable. The required information is shown in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELAMEX, S.A. DE C.V.






March 28, 2003                       By: /s/ Richard P. Spencer
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



March 28, 2003                       By: /s/ Eloy S. Vallina
--------------                          ---------------------------------------
Date                                     Eloy S. Vallina, Chairman of the
                                         Board of Directors


March 28, 2003                       By: /s/ Richard P. Spencer
--------------                          ---------------------------------------
Date                                     Richard P. Spencer, President and
                                         Chief Executive
                                         (Principal Executive Officer)

March 28, 2003                       By: /s/ Thomas J. Benson
--------------                          ---------------------------------------
Date                                     Thomas J. Benson, Vice-President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)
                                         (Principal Accounting Officer)



March 28, 2003                       By: /s/ Eloy Vallina Garza
--------------                          ---------------------------------------
Date                                     Eloy Vallina Garza, Director


March 28, 2003                       By: /s/ Robert J. Whetten
--------------                          ---------------------------------------
Date                                     Robert J. Whetten, Director


March 28, 2003                       By: /s/ Keith Cannon
--------------                          ---------------------------------------
Date                                     Keith Cannon, Director

March 28, 2003                       By: /s/ Benito Bucay
--------------                          ---------------------------------------
Date                                     Benito Bucay, Director


March 28, 2003                       By: /s/ Fernando Ruiz Sahagun
--------------                          ---------------------------------------
Date                                     Fernando Ruiz Sahagun, Director

                                 CERTIFICATIONS

I, Richard P. Spencer, certify that:

1. I have reviewed this annual report on Form 10-K of Elamex, S.A. de C.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                             /S/ RICHARD P. SPENCER
                     --------------------------------------
                               RICHARD P. SPENCER
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

I, Thomas J. Benson, certify that:

1. I have reviewed this annual report on Form 10-K of Elamex, S.A. de C.V.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /S/ THOMAS J. BENSON
                   -----------------------------------------
                                THOMAS J. BENSON
                   VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER