Form 10-Q
period 2003-04-04
ELAMEX SA DE CV
filed 2003-05-19
CIK 1009302

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the quarterly period ended: APRIL 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes       No   X
                                    -----    -----

  The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 19, 2003 was:
                                   7,789,261

================================================================================


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                                          TABLE OF CONTENTS


                                                                                                                            Page No.

         PART I.      FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Unaudited Consolidated Condensed Balance Sheets as of April 4, 2003 and December 31, 2002............3

                           Unaudited Consolidated Condensed Statements of Operations for the Thirteen Weeks ended
                           April 4, 2003 and March 29, 2002.....................................................................4

                           Unaudited Consolidated Condensed Statements of Cash Flows for the Thirteen Weeks ended
                           April 4, 2003 and March 29, 2002.....................................................................5

                           Notes to Unaudited Consolidated Condensed Financial Statements.......................................6

              Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............11

              Item 3.      Qualitative and Quantitative Disclosures about Market Risk..........................................14

              Item 4.      Controls and Procedures.............................................................................15


        PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings...................................................................................16

              Item 2.      Changes in Securities and use of Proceeds...........................................................16

              Item 3.      Defaults upon Senior Securities.....................................................................16

              Item 4.      Submission of Matters to a Vote of Security Holders.................................................16

              Item 5.      Other Information...................................................................................16

              Item 6.      Exhibits and Reports on Form 8-K....................................................................16

        SIGNATURES         ....................................................................................................17

        CERTIFICATIONS     ....................................................................................................18


                                                               PART I
                                                        FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
                                                                                APRIL 4, 2003         DECEMBER 31, 2002
                                                                                 (UNAUDITED)
                                                                              ------------------    ---------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $          6,584      $             8,919
 Receivables:
 Trade accounts receivable, net                                                          16,942                   17,120
 Other receivables, net                                                                   1,254                    1,655
                                                                              ------------------    ---------------------
                                                                                         18,196                   18,775
                                                                              ------------------    ---------------------

 Inventories, net                                                                        14,847                   14,018
 Refundable income taxes                                                                  1,552                    2,495
 Prepaid expenses                                                                         1,866                    1,420
 Deferred income taxes                                                                      337                      279
                                                                              ------------------    ---------------------
 Total current assets                                                                    43,382                   45,906

Property, plant and equipment, net                                                       70,505                   69,979
Investment in unconsolidated joint venture                                                2,497                    2,669
Goodwill, net                                                                             8,247                   11,827
Deferred income taxes                                                                     2,533                    1,932
Other assets, net                                                                         2,077                    2,188
                                                                              ------------------    ---------------------
                                                                               $        129,241      $           134,501
                                                                              ==================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                           $          9,123      $             8,939
 Current portion of capital lease obligations                                             1,009                      971
 Accounts payable                                                                        19,252                   16,442
 Accrued expenses                                                                         5,681                    5,977
 Taxes payable                                                                               78                       78
                                                                              ------------------    ---------------------
 Total current liabilities                                                               35,143                   32,407

Long-term debt, excluding current portion                                                17,912                   20,133
Capital lease obligations, excluding current obligations                                 15,957                   16,296
                                                                              ------------------    ---------------------
 Total liabilities                                                                       69,012                   68,836
                                                                              ------------------    ---------------------

Commitments and contingencies
                                                                                              -                        -

Stockholders' equity:
 Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding Common stock, 22,400,000 shares authorized, 8,323,161 and 7,400,000 issued and 7,789,261 (Including shares in escrow) and 6,866,100 outstanding for
 2003 and 2002, respectively                                                            36,963                    36,963
 Retained earnings                                                                      25,784                    31,220
 Treasury stock, 533,900 shares at cost                                                 (2,518)                   (2,518)
                                                                              ------------------    ---------------------
Total stockholders' equity                                                              60,229                    65,665
                                                                              ------------------    ---------------------
                                                                               $       129,241       $           134,501
                                                                              ==================    =====================

See Notes to Unaudited Consolidated Condensed Financial Statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                                                         THIRTEEN WEEKS ENDED
                                                                                  APRIL 4, 2003       MARCH 29, 2002
                                                                                 ------------------------------------
Net sales                                                                         $     39,428          $    26,386
Cost of sales                                                                           34,754               24,188
                                                                                 ------------------------------------
  Gross profit                                                                           4,674                2,198
                                                                                 ------------------------------------

Operating expenses:
 General and administrative                                                              1,945                1,570
 Selling                                                                                 1,744                  266
 Distribution                                                                            2,218
 Goodwill impairment                                                                     3,580
                                                                                 ------------------------------------
  Total operating expenses                                                               9,487                1,836
                                                                                 ------------------------------------
  Operating (loss) income                                                               (4,813)                 362
                                                                                 ------------------------------------

Other (expense) income:
 Interest income                                                                            14                  184
 Interest expense                                                                         (858)                (181)
 Equity in loss of unconsolidated joint venture                                           (172)                (377)
 Other, net                                                                                (10)                 (84)
                                                                                 ------------------------------------
  Total other expense                                                                   (1,026)                (458)
                                                                                 ------------------------------------

  Loss before income taxes and cumulative effect of change in accounting
  principle                                                                             (5,839)                 (96)

 Income tax (benefit) provision                                                           (403)                 148
                                                                                 ------------------------------------

 Loss before cumulative effect
 of change in accounting principle                                                      (5,436)                (244)

 Cumulative effect of change in accounting principle, net of tax                             -                 (853)
                                                                                 ------------------------------------
  Net loss                                                                        $     (5,436)         $    (1,097)
                                                                                 ====================================

 Net loss per share, basic and diluted before
 cumulative effect of change in accounting principle                              $      (0.72)         $     (0.04)
                                                                                 ====================================

 Net loss per share, basic and diluted                                            $      (0.72)         $     (0.16)
                                                                                 ====================================
 Shares used to compute net loss per share, basic and diluted                        7,510,762            6,866,100
                                                                                 ====================================

See Notes to Unaudited Consolidated Condensed Financial Statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
                                                                                        THIRTEEN WEEKS ENDED
                                                                               APRIL 4, 2003           MARCH 29, 2002
                                                                          -------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                $             (5,436)   $               (1,097)

   Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization                                                            1,488                       770
 Cumulative effect of change in accounting principle - goodwill impairment                                            853
 Goodwill impairment loss                                                                 3,580
 Provision for excess and obsolete inventory                                                 28                         -
 Equity in loss of unconsolidated joint venture                                             172                       377
 Deferred income tax benefit                                                               (659)                     (246)
 Change in operating assets and liabilities:
 Trade accounts receivable                                                                  178                       873
 Other receivables                                                                          401                      (486)
 Inventories                                                                               (857)                     (272)
 Refundable income taxes                                                                    943                       258
 Prepaid expenses                                                                          (446)                       13
 Other assets                                                                               111                        16
 Accounts payable                                                                         2,810                       833
 Accrued expenses                                                                          (296)                     (628)
 Taxes payable                                                                                -                       278
                                                                          -------------------------------------------------
         Net cash provided by operating activities                                        2,017                     1,542
                                                                          -------------------------------------------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                               (2,014)                     (188)
 Issuance of related party note receivable                                                                         (2,000)
                                                                          -------------------------------------------------
         Net cash used in investing activities                                           (2,014)                   (2,188)
                                                                          -------------------------------------------------

Cash flows from financing activities:
 Proceeds from  notes payable and long term-debt                                            245                       961
 Payments of notes payable and long term-debt                                            (2,244)                     (389)
 Principal repayments of capital lease obligations                                         (339)
                                                                          -------------------------------------------------

         Net cash (used in) provided by financing activities                             (2,338)                      572
                                                                          -------------------------------------------------

Net decrease in cash and cash equivalents                                                (2,335)                      (74)

Cash and cash equivalents, beginning of period                                            8,919                    16,850
                                                                          -------------------------------------------------
Cash and cash equivalents, end of period                                   $              6,584    $               16,776
                                                                          =================================================

See Notes to Unaudited Consolidated Condensed Financial Statements

ELAMEX S.A. DE C.V. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U. S. DOLLARS)

(1)  GENERAL

The accompanying unaudited interim consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of April 4, 2003, the results of operations for the thirteen weeks ended April 4, 2003 and March 29, 2002 and cash flows for the thirteen weeks ended April 4, 2003 and March 29, 2002. The consolidated condensed balance sheet as of December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements. The results of operations for the thirteen weeks ended April 4, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company closes the 13 weeks periods ending on a Friday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31. As a result, the thirteen weeks ended April 4, 2003 includes six more days than the thirteen weeks ended March 29, 2002.

(2)  GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to do an annual goodwill impairment test.

The Company engaged an independent company to assist in the valuation of an operating entity with assigned goodwill. The fair value of the operating entity was determined using a discounted cash flow model. Based on the analysis performed the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $853 thousand in the first quarter of 2002, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

The Company completed its annual impairment test during the first quarter of 2003 and reported an impairment of goodwill of $3.6 million. The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999. The primarily reason for the impairment was an increase in required capital expenditures necessary to replace aging equipment and new capital for business expansion. After impairment, goodwill remaining on the books is approximately $8.2 million of which $3.8 million was recorded during the third quarter of 2002 as a result of the acquisition of Mt. Franklin Holdings.

(3)  SEGMENT REPORTING

The Company's reportable segments are 1) Shelter Services (Previously Contract Manufacturing), 2) Metal Stamping and 3) Food Products (Acquired in the 3rd Quarter of 2002).

The Shelter Services segment provides shelter and assembly services throughout Mexico for non-electronics manufacturing services companies.

The Metal Stamping segment is the Precision, Tool, Die and Machine subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

The Food Products segment, which is Mt. Franklin Holdings LLC. operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico

The following table presents net sales and net income (loss) by segment:

                                                                             UNALLOCATED
                                           SHELTER     METAL        FOOD      CORPORATE     INTER-     TOTAL
                                          SERVICES   STAMPING     SERVICES    AND OTHER    SEGMENT
----------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED APRIL 4, 2003
 Sales                                    $  8,627   $ 18,153     $ 16,651                 $(4,003)   $ 39,428
 Net (loss) income                             (30)        21      (1,288)      (4,139)                 (5,436)
----------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED MARCH 29, 2002
  Sales                                   $  7,726   $ 18,660                                         $ 26,386
  Loss before cumulative effect of
change in accounting principle                 120        203                     (567)                   (244)
----------------------------------------------------------------------------------------------------------------

(4)  INVENTORIES

Inventories consist of the following:

                                 APRIL 4, 2003       DECEMBER 31, 2002
                                   (In Thousands of U.S. Dollars)

 Raw materials                           4,961                  4,519
 Packaging supplies                      2,224                  2,096
 Work-in-process                         1,741                  1,622
 Finished goods                          6,825                  6,792
                                ----------------      ----------------
 Sub total                              15,751                 15,029

 Less reserve for excess and
 obsolete inventory                       (904)                (1,011)
                                ----------------      ----------------
 Total                                  14,847                 14,018
                                ================      ================

(5)  FOREIGN CURRENCY

Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $97 thousand and $32 thousand for the thirteen weeks ended April 4, 2003, and March 29, 2002, respectively.

  Assets and liabilities denominated in Mexican pesos are summarized as follows
                         in thousands of U. S. dollars:

                                                                December 31,
                                           April 4, 2003            2002
                                          ----------------    -----------------
                                             (In Thousands of U.S. Dollars)

Cash and cash equivalents                  $          141      $           262
Other receivables                                     981                1,032
Prepaid expenses and refundable taxes               1,737                1,705
Other assets, net                                      27                   26
Accounts payable                                     (313)                (477)
Accrued expenses and other liabilities             (1,035)              (1,264)
                                          ----------------    -----------------
Net foreign currency position              $        1,538      $         1,284
                                          ================    =================


(6)  INCOME TAXES

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S. The tax (benefit) provision for the thirteen weeks ended April 4, 2003 and March 29, 2002 was $(403) thousand and $148 thousand respectively. The primary difference between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax and non-deductible goodwill impairment expense in the U.S.

(7)  ACQUISITION

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2002, are estimated in the following table:

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                          Thirteen Weeks Ended
                                   April 4, 2003         March 29, 2002
                                -----------------------------------------
 Net sales                       $         39,428     $           37,524
 Gross profit (loss)                        4,674                  3,709
 Net (loss) income                         (5,436)                (3,822)
 Net (loss) income per share                (0.72)                 (0.51)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

(8)  EARNINGS PER SHARE

Basic and diluted net loss per common share ("EPS") for the thirteen weeks ended April 4, 2003 and March 29, 2002 were calculated using the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the thirteen weeks ended April 4, 2003 and March 29, 2002 were 7,510,762 and 6,866,100 respectively. Dilutive stock options for the thirteen weeks ended April 4, 2003 of 270,730 have not been included in the computation of diluted net loss per share as their effect would be antidilutive. There were no dilutive stock options for the thirteen weeks ended March 29, 2002.

(9)  STOCK OPTION PLAN

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

The following table summarizes information concerning currently outstanding and exercisable options:

   OPTIONS       EXERCISE   LIFE IN      NUMBER        STOCK
  OUTSTANDING     PRICE      YEARS     EXERCISABLE    PRICE
                                                     AT GRANT
                                                       DATE

   200,000        $2.00       10         50,000        $5.35

    70,730        $6.00       10                       $5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $77 thousand has been recognized for the thirteen weeks ended April 4, 2003. Additional compensation expense of $272 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been adjusted to the following proforma amounts:

                                                 13 Weeks Ended
                                                 April 4, 2003
       ------------------- ------------------ -------------------
       Net Loss:
                           As reported:                 $(5,436)
                           Proforma:                    $(5,477)

       Loss per share Basic and Diluted:
                           As reported                   $(0.72)
                           Proforma                      $(0.73)


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin Connections a subsidiary of the Company has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan, and the Company believes the fair value of the options is zero.

(10) NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. Implementation of this statement on January 1, 2003 did not have a significant impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Implementation of this statement on January 1, 2003 did not have a significant impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation were adopted by the Company on December 31, 2002. The initial recognition and initial measurement requirements of this interpretation were adopted on January 1, 2003 and the expanded disclosures did not have a material impact on the Company's financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The enhanced disclosures required by SFAS No. 148 are included in these financial statements. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and does not plan to change to the fair value based method.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations by segment as presented in the following table:

                                                                             Unallocated
                                           Shelter     Metal        Food      Corporate    Inter-
                                          Services    Stamping    Services    and other    segment     Total
                                        ------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED APRIL 4, 2003
 Net sales                               $   8,627   $  18,153    $  16,651               $  (4,003)  $  39,428
 Gross profit                                  587         972        3,115                               4,674
 Operating expenses                            457         735        4,181       4,114                   9,487
 Other (expense) income                          8        (198)        (885)         49                  (1,026)
----------------------------------------------------------------------------------------------------------------
 THIRTEEN WEEKS ENDED MARCH 29, 2002
 Net sales                               $   7,726   $  18,660                                        $  26,386
 Gross profit (loss)                           908       1,290                                            2,198
 Operating expenses                            615         709                 $    512                   1,836
 Other (expense) income                        (19)       (246)                    (193)                   (458)
----------------------------------------------------------------------------------------------------------------

GENERAL

NET SALES

Net sales for the thirteen weeks ended April 4, 2003 increased 49% to $39.4 million from $26.4 million for the comparable period in 2002.

Sales for Shelter Services for the thirteen weeks ended April 4, 2003 increased 12% to $8.6 million from $7.7 million for the same period in the prior year. This increases was primarily due to an increase in existing customers' orders resulting from an increase in their operations.

Sales for Metal Stamping for the thirteen weeks ended April 4, 2003 decreased 3% to $18.1 million from $18.7 million for the same period in the prior year. The decrease was primarily due to decreases in customers' orders resulting from a decrease of demand in the appliances industry.

The newly acquired Food Services segment contributed sales of $16.7 million for the thirteen weeks ended April 4, 2003.

GROSS PROFIT

Gross profit increased to $4.7 million or 11.9% of sales for the thirteen weeks ended April 4, 2003, as compared to $2.2 million or 8.3% of sales for the same period of the prior year.

Gross profit for Shelter Services for the thirteen weeks ended April 4, 2003 decreased 35% to $587 thousand from $908 thousand for the same period in the prior year. The decrease was primarily due to available buildings not rented during the first quarter of 2003.

Gross profit for Metal Stamping for the thirteen weeks ended April 4, 2003 decreased 25% to $972 thousand from $1.3 million for the same period in the prior year primarily due to an increase in fringe benefit costs, utilities and depreciation expense.

Gross profit contributed by the Food Services segment was $3.1 million for the thirteen weeks ended April 4, 2003.

OPERATING EXPENSES

Operating expenses increased to $9.5 million for the thirteen weeks ended April 4, 2003, compared to $1.8 million for the same period of the prior year. The primary reasons for the increase are the addition of the Food Service segment beginning July 2002, and goodwill impairment related to Precision in 2003.

Operating expenses for Shelter Services for the thirteen weeks ended April 4, 2003 decreased 26% to $457 thousand from $615 thousand for the same period in the prior year. This decrease was primarily due to a decrease in selling expenses of $96 thousand and a decrease in depreciation of $40 thousand.

Operating expenses for Metal Stamping for the thirteen weeks ended April 4, 2003 increased slightly to $735 thousand from $709 thousand for the same period in the prior year. The increase was primarily due to an increase in administrative expenses.

Operating expenses incurred by Food Services segment were $4.2 million for the thirteen weeks ended April 4, 2003.

Operating expenses for Corporate for the thirteen weeks ended April 4, 2003 increased 704% to $4.1 million from $512 thousand for the same period in the prior year. The increase was primarily due to goodwill impairment of $3,580 thousand and stock compensation expense of $77 thousand recorded during the first quarter of 2003.

OTHER (EXPENSE) INCOME

Other expense for the thirteen weeks ended April 4, 2003 was $1.0 million, compared to $458 thousand in the same period of the prior year.

Other expense for Shelter Services for the thirteen weeks ended April 4, 2003 decreased from an expense of $19 thousand to an income of $8 thousand, primarily due to $82 thousand of interest income in tax refunds received in 2003 partially offset by an increase in translation losses of $40 thousand.

Other expense for Metal Stamping for the thirteen weeks ended April 4, 2003 decreased to $198 thousand from $246 thousand for the same period in the prior year primarily due to disposal of fixed assets recorded in first quarter of 2002 of $60 thousand, partially offset by an increase in interest expense of $15 thousand.

Other expense for Food Services for the thirteen weeks ended April 4, 2003 of $885 is primarily interest expense.

Other income for Corporate for the thirteen weeks ended April 4, 2003 increased to $49 thousand from an expense of $193 thousand for the same period in the prior year. The increase was primarily due to a decrease in loss of unconsolidated joint venture of $205 thousand and an increase in interest income of $70 mainly due to inter-company loans, partially offset by translation losses of $33 thousand recorded during 2003.

TAXES

Tax (benefit) provision for the thirteen weeks ended April 4, 2003 and March 29, 2002 were $(403) thousand and $148 thousand respectively.

The primary difference between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax and non-deductible goodwill impairment expense in the U.S.

GOODWILL

The Company engaged an independent company to assist in the valuation of an operating entity with assigned goodwill. The fair value of the operating entity was determined using a discounted cash flow model. Based on the analysis performed the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $853 thousand in the first quarter of 2002, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

The Company  completed  its annual  impairment  test during the first quarter of
2003 and reported an impairment of goodwill of $3.6 million. The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999. The primarily reason for the impairment was an increase in required capital expenditures necessary to replace aging equipment and new capital for business expansion. After impairment, goodwill remaining on the books is approximately $8.2 million of which $3.8 million was recorded during the third quarter of 2002 as a result of the acquisition of Mt. Franklin Holdings.

NET LOSS AND LOSS PER SHARE

Net loss for the thirteen weeks ended April 4, 2003 was $5.4 million compared to a net loss of $1.1 million for the same period of 2002. For the thirteen weeks ended April 4, 2003 basic and diluted net loss per share was $0.72, which compares with a loss per share of $0.16 for the same period of the prior year. The average number of shares used to calculate basic and diluted losses per share were 7,510,762 and 6,866,100 for the thirteen weeks ended April 4, 2003 and March 29, 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The  Company's   working  capital  (defined  as  current  assets  minus  current liabilities) as of April 4, 2003 decreased to $8.2 million as compared to $13.5 million as of December 31, 2002.

For the thirteen weeks ended April 4, 2003 the net cash provided by operating activities was $2.0 million.

The net cash used in investing activities was $2.0 million for the thirteen weeks ended April 4, 2003, due to the acquisition of equipment.

The net cash used in financing activities was $2.3 million for the thirteen weeks ended April 4, 2003 from net payments on notes payable and long term debt and capital leases.

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

Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for a summary of the Company's more critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. Implementation of this statement on January 1, 2003 did not have a significant impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Implementation of this statement on January 1, 2003 did not have a significant impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation were adopted by the Company on December 31, 2002. The initial recognition and initial measurement requirements of this interpretation were adopted on January 1, 2003 and the expanded disclosures did not have a material impact on the Company's financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The enhanced disclosures required by SFAS No. 148 are included in these financial statements. The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and does not plan to change to the fair value based method.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A peso devaluation of 10% would result in a translation loss of $140 thousand with the Company's existent asset monetary position of $1,538 thousand Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $27.0 million at April 4, 2003, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $270 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Elamex, S.A. de C.V. intends to provide periodic reports pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or equivalent forms, following the customary time deadlines therefore; but, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and it hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT
     NUMBER                                                   DESCRIPTION
     -------                                                  -----------

1.   Exhibits

     99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.   Reports on Form 8-K during the quarter ended April 4, 2003.

     A Form 8-K was filed on May 2, 2003, under item 9, incorporating by reference the Company's April 30, 2003 press release reporting a change in leadership at Franklin Connections, LP, the Company's wholly owned candy manufacturing and nut processing subsidiary.

     A Form 8-K was filed on April 4, 2003, under Item 5, incorporating by reference the Company's April 1, 2003, press release setting forth the Company's fourth-quarter 2002 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    ELAMEX, S.A. de C.V.

        Date: May 19, 2003             By:         /s/ Richard P. Spencer
                                           -------------------------------------
                                                     Richard P. Spencer
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   (DULY AUTHORIZED OFFICER)


        Date: May 19, 2003            By:          /s/ Thomas J. Benson
                                           -------------------------------------
                                                      Thomas J. Benson
                                                VICE- PRESIDENT OF FINANCE AND
                                                   CHIEF FINANCIAL OFFICER
                                                  (DULY AUTHORIZED OFFICER)

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


        Date: May 19, 2003             By:        /s/ Thomas J. Benson
                                           -------------------------------------
                                                    Thomas J. Benson
                                              VICE-PRESIDENT OF FINANCE AND
                                                  CHIEF FINANCIAL OFFICER

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


        Date: May 19, 2003             By:          /s/ Richard P. Sp
                                           -------------------------------------
                                                    Richard P. Spencer
                                                     PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER