Form 10-Q
period 2003-07-04
ELAMEX SA DE CV
filed 2003-08-15
CIK 1009302

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

       For the quarterly period ended: JULY 4, 2003

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

        1800 NORTHWESTERN DRIVE
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

The number of shares of Class I Common Stock, no par value. of the Registrant outstanding as of August 14, 2003 was:
                                    7,781,060

================================================================================


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                                             TABLE OF CONTENTS


                                                                                                                         Page No.

      PART I.      FINANCIAL INFORMATION

           Item 1.      Financial Statements

                        Unaudited Consolidated Condensed Balance Sheets as of July 4, 2003 and December 31, 2002..............3

                        Unaudited  Consolidated Condensed Statements of Operations for the Thirteen and
                        Twenty-six Weeks ended July 4, 2003 and June 28, 2002.................................................4

                        Unaudited Consolidated Condensed Statements of Cash Flows for the Twenty-six Weeks
                        ended   July 4, 2003 and June 28, 2002................................................................5

                        Notes to Unaudited Consolidated Condensed Financial Statements........................................6

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations................11

           Item 3.      Qualitative and Quantitative Disclosures about Market Risk...........................................15

           Item 4.      Controls and Procedures..............................................................................15


     PART II.          OTHER INFORMATION

           Item 1.      Legal Proceedings....................................................................................15

           Item 2.      Changes in Securities and use of Proceeds............................................................15

           Item 3.      Defaults upon Senior Securities......................................................................16

           Item 4.      Submission of Matters to a Vote of Security Holders..................................................16

           Item 5.      Other Information....................................................................................16

           Item 6.      Exhibits and Reports on Form 8-K.....................................................................16



     SIGNATURES   ...........................................................................................................17

     CERTIFICATIONS   .......................................................................................................18


                                                         PART I
                                                  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
                                                                                    JULY 4, 2003        DECEMBER 31,
                                                                                    (UNAUDITED)            2002
                                                                                 ------------------  ------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                       $           4,159   $           8,919
 Receivables:
   Trade accounts receivable, net                                                           17,792              17,120
   Other receivables, net                                                                    3,882               1,655
                                                                                 ------------------  ------------------
                                                                                            21,674              18,775

 Inventories, net                                                                           15,092              14,018
 Refundable income taxes                                                                     1,249               2,495
 Prepaid expenses                                                                            2,207               1,420
 Deferred income taxes                                                                         314                 279
                                                                                 ------------------  ------------------
   Total current assets                                                                     44,695              45,906

Property, plant and equipment, net                                                          70,067              69,979
Investment in unconsolidated joint venture                                                   2,147               2,669
Goodwill, net                                                                                8,247               11,827
Deferred income taxes                                                                        2,645               1,932
Other assets, net                                                                            1,998               2,188
                                                                                 ------------------  ------------------
                                                                                 $         129,799   $         134,501
                                                                                 ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                             $          17,953   $           8,939
 Current portion of capital lease obligations                                                1,029                 971
 Accounts payable                                                                           18,881              16,442
 Accrued expenses                                                                            6,387               5,977
 Taxes payable                                                                                  78                  78
                                                                                 ------------------  ------------------
   Total current liabilities                                                                44,328              32,407

Long-term debt, excluding current portion                                                    9,338              20,133
Capital lease obligations, excluding current obligations                                    15,713              16,296
                                                                                 ------------------  ------------------
   Total liabilities                                                                        69,379              68,836
                                                                                 ------------------  ------------------

Commitments and contingencies                                                                    -                   -

Stockholders' equity:
  Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding
 Common stock, 22,400,000 shares authorized, 8,323,161 issued for 2003 and 2002 and 7,781,060 and 7,789,261 (including shares in escrow) outstanding for 2003
  and 2002, respectively                                                                    36,963              36,963
  Retained earnings                                                                         26,004              31,220
 Treasury stock, 542,101 and 533,900 shares at cost, as of July 4, 2003 and
 December 31, 2002, respectively                                                            (2,547)             (2,518)
                                                                                 ------------------  ------------------
   Total stockholders' equity                                                               60,420              65,665
                                                                                 ------------------  ------------------
                                                                                  $        129,799   $         134,501
                                                                                 ==================  ==================

See Notes to Unaudited Consolidated Condensed Financial Statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)
                                                         THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                                   JULY 4, 2003        JUNE 28, 2002       JULY 4, 2003     JUNE 28, 2002
                                                 ------------------- ------------------- ----------------- -----------------
Net sales                                        $        41,400     $         27,330    $        80,828   $       53,716
Cost of sales                                             36,034               25,426             70,788           49,614
                                                 ------------------- ------------------- ----------------- -----------------
  Gross profit                                             5,366                1,904             10,040            4,102
                                                 ------------------- ------------------- ----------------- -----------------

Operating expenses:
  General and administrative                               2,202                1,537              4,147            3,107
  Selling                                                  1,715                  188              3,459              454
  Distribution                                             2,331                                   4,549
  Goodwill impairment                                                                              3,580
                                                 ------------------- ------------------- ----------------- -----------------
  Total operating expenses                                 6,248                1,725             15,735            3,561
                                                 ------------------- ------------------- ----------------- -----------------
  Operating (loss) income                                   (882)                 179             (5,695)             541
                                                 ------------------- ------------------- ----------------- -----------------

Other income (expense):
  Interest income                                                                 257                 14              441
  Interest expense                                          (866)                (216)            (1,724)            (397)
  Equity in loss of unconsolidated joint venture            (350)                 (76)              (522)            (453)
  Gain on sale of certain Shelter operations               1,680                                   1,680
  Other, net                                                 836                 (201)               826             (285)
                                                 ------------------- ------------------- ----------------- -----------------
  Total other income (expense)                             1,300                 (236)               274             (694)
                                                 ------------------- ------------------- ----------------- -----------------

  Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle                                                  418                  (57)            (5,421)            (153)

  ncome tax provision (benefit)                              198                  770               (205)             918
                                                 ------------------- ------------------- ----------------- -----------------
 Income (loss) before cumulative effect
 of change in accounting principle                           220                 (827)            (5,216)          (1,071)

 Cumulative effect of change in accounting
 principle, net of tax                                                                                                853
                                                 ------------------- ------------------- ----------------- -----------------
  Net income (loss)                              $           220     $           (827)   $        (5,216)  $       (1,924)
                                                ==================== =================== ================= =================

 Net income (loss) per share, basic before
 cumulative effect of change in accounting
 Principle                                      $           0.03     $          (0.12)   $         (0.69)  $        (0.16)

 Net income (loss) per share, basic             $           0.03     $          (0.12)   $         (0.69)  $        (0.28)
                                                ==================== =================== ================= =================
 Shares used to compute net loss per share,
 basic                                                 7,504,904            6,866,100          7,507,881        6,866,100
                                                ==================== =================== ================= =================

 Net income (loss) per share, diluted before
 cumulative effect of change in accounting
 Principle                                      $           0.03     $          (0.12)   $         (0.69)  $        (0.16)

 Net income (loss) per share, diluted           $           0.03     $          (0.12)   $         (0.69)  $        (0.28)
                                                ==================== =================== ================= =================
 Shares used to compute net loss per share,
 diluted                                               7,526,051            6,866,100          7,507,881        6,866,100
                                                ==================== =================== ================= =================

See Notes to Unaudited Consolidated Condensed Financial Statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
                                                                         TWENTY-SIX WEEKS ENDED
                                                                   JULY 4, 2003        JUNE 28, 2002
                                                               -------------------- ---------------------
Cash flows from operating activities:
   Net loss                                                    $          (5,216)   $            (1,924)
   Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization                                              3,007                  1,634
Gain on sale of certain Shelter operations                                (1,680)
Cumulative effect of change in accounting principle -
goodwill impairment                                                                                 853
Provision for doubtful trade accounts receivable                                                    162
Goodwill impairment loss                                                   3,580
Provision for excess and obsolete inventory                                   28                    215
Equity in loss of unconsolidated joint venture                               522                    453
Deferred income tax benefit                                                 (748)                    48
Change in operating assets and liabilities:
 Trade accounts receivable                                                  (672)                 1,201
 Other receivables                                                          (456)                   499
 Inventories                                                              (1,102)                (1,365)
 Refundable income taxes                                                   1,246                    558
 Prepaid expenses                                                           (787)                  (827)
 Other assets                                                                190                     28
 Accounts payable                                                          2,439                  2,218
 Accrued expenses                                                            410                 (2,229)
 Taxes payable                                                                                     1,008
                                                               -------------------- ---------------------
         Net cash provided by operating activities                           761                  2,532
                                                               -------------------- ---------------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                (3,215)                  (894)
 Investment in joint venture                                                                       (950)
 Issuance of related party note receivable                                                       (4,100)
                                                               -------------------- ---------------------
         Net cash used in investing activities                            (3,215)                (5,944)
                                                               -------------------- ---------------------

Cash flows from financing activities:
 Proceeds from  notes payable and long term-debt                             814                  2,276
 Payments of notes payable and long term-debt                             (2,537)                (1,413)
 Principal repayments of capital lease obligations                          (583)
                                                               -------------------- ---------------------
         Net cash (used in) provided by financing activities              (2,306)                   863
                                                               -------------------- ---------------------

Net decrease in cash and cash equivalents                                 (4,760)                (2,549)

Cash and cash equivalents, beginning of period                             8,919                 16,850
                                                               -------------------- ---------------------
Cash and cash equivalents, end of period                       $           4,159    $            14,301
                                                               ==================== =====================

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of July 4, 2003, the results of operations for the thirteen and twenty-six weeks ended July 4, 2003 and June 28, 2002 and cash flows for the twenty-six weeks ended July 4, 2003 and June 28, 2002. The consolidated condensed balance sheet as of December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended July 4, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company closes the 13 weeks periods ending on a Friday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31. As a result, the twenty-six weeks ended July 4, 2003 includes six more days than the twenty-six weeks ended June 28, 2002.

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

(2) STOCK OPTION PLAN

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the second quarter of 2003, 38,210 options were forfeited due to the resignation of one of the awarded executives.

The following table summarizes information concerning currently outstanding and exercisable options:

   OPTIONS       EXERCISE   LIFE IN      NUMBER           STOCK
  OUTSTANDING     PRICE      YEARS     EXERCISABLE       PRICE AT
                                                       GRANT DATE

   200,000        $2.00       10         50,000           $5.35

    32,520        $6.00       10                          $5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $77 thousand and $154 thousand have been recognized for the thirteen and twenty-six weeks ended July 4, 2003. Additional compensation expense of $195 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the following proforma amounts:


                                                                       13 Weeks ended          26 Weeks ended
                                                                                     July 4, 2003

      Net income (loss) as reported                                  $            220         $      (5,216)

      Stock based employee compensation expense included in
       reported net income (loss)                                                  77                   154

      Total stock-based employee compensation expense determined
       under fair value based method                                             (105)                 (209)

                                                                    ----------------------  ----------------------
      Pro forma net income (loss)                                    $            192         $      (5,271)
                                                                    ======================  ======================

      Earnings per share:
                 Basic - as reported                                 $           0.03         $       (0.69)
                 Basic - pro forma                                               0.03                 (0.70)

                 Diluted - as reported                                           0.03                 (0.69)
                 Diluted - pro forma                                             0.03                 (0.70)

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

(3) GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to perform an annual goodwill impairment test.

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

(4) ACQUISITION AND DISPOSITION OF ASSETS

The sale of certain assets, effective at the close of business on July 4, 2003, was made to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created Companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer. Proceeds from the disposition of these operations of $1.8 million are included in other receivables as of July 4, 2003 and were paid in full on July 11, 2003. In connection with the disposition the Company transferred assets with a book value of $120 thousand to the buyer and incurred other costs of approximately $575 thousand which are included in operating expenses.

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

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2002, are estimated in the following table:


                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                         Thirteen Weeks Ended          Twenty-six Weeks Ended
                                    July 4, 2003   June 28, 2002    July 4, 2003   June 28, 2002
                                   -------------- ---------------  -------------- ---------------
     Net sales                      $     41,400   $      38,129    $     80,828   $      75,653
     Gross profit (loss)                   5,366           4,442          10,040           8,151
     Net (loss) income                       220          (3,292)         (5,216)         (7,114)
     Net (loss) income per share            0.03           (0.44)          (0.69)          (0.95)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

(5) NOTES PAYABLE AND LONG TERM DEBT

Debt agreements for our Metal Stamping segment contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. The Company obtained waiver of compliance with certain of these covenants as of and for the quarter ended July 4, 2003. Also, the Company and the bank have agreed to discuss amendments to certain of these covenants.

The $8.2 million debt related to this waiver matures in March 2004 and has been classified as current in the accompanying balance sheet.

(6) SEGMENT REPORTING

The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping and
3) Food Products (Acquired in the 3rd Quarter of 2002).

The Shelter Services segment provides shelter, assembly and real estate services throughout Mexico and also provides assembly services, primarily to the Food Products segment.

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

The following table presents net sales and net income (loss) by segment:

                                                                                          UNALLOCATED
                                                      SHELTER      METAL        FOOD       CORPORATE     INTER-      TOTAL
                                                     SERVICES     STAMPING    PRODUCTS     AND OTHER    SEGMENT
         ---------------------------------------------------------------------------------------------------------------------
         THIRTEEN WEEKS ENDED JULY 4, 2003
           Sales                                      $  8,482    $ 18,018    $ 18,665                  $(3,765)    $ 41,400
          Net income ( loss)                               920        (162)         60      $ (598)                      220

         ---------------------------------------------------------------------------------------------------------------------
         THIRTEEN WEEKS ENDED JUNE 28, 2002
           Sales                                      $  8,149    $ 19,181                                          $ 27,330
          Net ( loss) income                              (584)        123                  $(366)                      (827)

         ---------------------------------------------------------------------------------------------------------------------
         TWENTY-SIX WEEKS ENDED JULY 4, 2003
           Sales                                      $ 17,109    $ 36,171    $ 35,316                  $(7,768)    $ 80,828
          Net income ( loss)                               890        (141)     (1,228)   $(4,737)                    (5,216)

         ---------------------------------------------------------------------------------------------------------------------
         TWENTY-SIX WEEKS ENDED JUNE 28, 2002
           Sales                                      $ 15,875    $ 37,841                                          $ 53,716
          (Loss) income before cumulative effect
           of change in accounting principle              (464)        326                  $(933)                    (1,071)
         ---------------------------------------------------------------------------------------------------------------------


(7) INVENTORIES

Inventories consist of the following:
                                                              JULY 4, 2003         DECEMBER 31, 2002
                                                                  (In Thousands of U.S. Dollars)
 Raw materials                                             $         5,570      $               4,519
 Packaging supplies                                                  1,535                      2,096
 Work-in-process                                                     2,353                      1,622
 Finished goods                                                      6,494                      6,792
                                                           -----------------    -----------------------
 Sub total                                                          15,952                     15,029

 Less reserve for excess and obsolete inventory                       (860)                    (1,011)
                                                           -----------------    -----------------------
 Total                                                     $        15,092      $              14,018
                                                           =================    =======================

(8) FOREIGN CURRENCY

Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $19 thousand and $212 thousand for the thirteen weeks ended July 4, 2003, and June 28, 2002, respectively and $116 thousand and $244 thousand for the twenty-six weeks ended July 4, 2003, and June 28, 2002, respectively.


     Assets and liabilities denominated in Mexican pesos are summarized as follows in thousands of U. S. dollars:

                                                  July 4, 2003        December 31, 2002
                                            ---------------------- -----------------------
                                                       (In Thousands of U.S. Dollars)
     Cash and cash equivalents              $                   6  $                  262
     Other receivables                                      1,506                   1,032
     Prepaid expenses and refundable taxes                  1,964                   1,705
     Other assets, net                                         27                      26
     Accounts payable                                        (128)                   (477)
     Accrued expenses and other liabilities                (1,270)                 (1,264)
                                            ---------------------- -----------------------
     Net foreign currency position          $               2,105  $                1,284
                                            ====================== =======================

(9) INCOME TAXES

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S. The tax provision (benefit) for the thirteen weeks ended July 4, 2003 and June 28, 2002 was $198 thousand and $770 thousand, respectively, and $(205) thousand and $918 for the twenty-six weeks ended July 4, 2003 and June 28, 2002, respectively. The primary difference between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax and non-deductible goodwill impairment expense in the U.S.

(10) EARNINGS PER SHARE

Earnings per share ("EPS"), is computed in accordance with the Financial
Accounting Standards Board's Statement, or SFAS No. 128, Earnings per share.
SFAS No. 128 requires dual presentation of basic and diluted earnings per share.
Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options.

     Shares used in calculating basic and diluted earnings per share were as follows:

                                                       Thirteen weeks ended                 Twenty-six weeks ended
                                                  July 4, 2003      June 28, 2002      July 4, 2003      June 28,  2002

 Weighted average common shares outstanding
     Shares used in calculating per share amounts
     Basic                                           7,504,904          6,866,100         7,507,881           6,866,100

 Net effect of dilutive common share equivalents
     using the treasury stock method                    21,147
                                                 --------------    ---------------   ---------------     ---------------
 Shares used in calculating per share amounts
     Diluted                                         7,526,051          6,866,100         7,507,881           6,866,100
                                                 ==============    ===============  ================     ===============

(11) NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" . SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of this interpretation will have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations by segment as presented in the following table:

                                                                                 Unallocated
                                              Shelter     Metal        Food       Corporate     Inter-
                                             Services    Stamping    Products     and other    segment      Total
                                           -------------------------------------------------------------------------
THIRTEEN WEEKS ENDED JULY 4, 2003
 Net sales                                 $    8,482   $  18,018    $ 18,665                 $  (3,765)  $ 41,400
 Gross profit                                     586         450       4,330                                5,366
 Operating expenses                               993         501       4,221      $  533                    6,248
 Other (expense) income                         1,698        (150)        (18)       (230)                   1,300
--------------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED JUNE 28, 2002
 Net sales                                 $    8,149   $  19,181                                         $427,330
 Gross profit                                     744       1,160                                            1,904
 Operating expenses                               454         727                  $  544                    1,725
 Other (expense) income                             9        (231)                    (14)                    (236)
--------------------------------------------------------------------------------------------------------------------
TWENTY-SIX WEEKS ENDED JULY 4, 2003
 Net sales                                 $   17,109   $  36,171    $ 35,316                 $  (7,768)  $ 80,828
 Gross profit                                   1,173       1,422       7,445                               10,040
 Operating expenses                             1,450       1,236       8,402      $4,647                   15,735
 Other (expense) income                         1,706        (348)       (903)       (181)                     274
--------------------------------------------------------------------------------------------------------------------
TWENTY-SIX WEEKS ENDED JUNE 28, 2002
 Net sales                                 $   15,875   $  37,841                                         $ 53,716
 Gross profit                                   1,652       2,450                                            4,102
 Operating expenses                             1,069       1,436                  $1,056                    3,561
 Other (expense) income                           (10)       (477)                   (207)                    (694)
--------------------------------------------------------------------------------------------------------------------

GENERAL

NET SALES

Net sales for the thirteen weeks ended July 4, 2003 increased 51% to $41.4 million from $27.3 million for the comparable period in 2002. Net sales for the twenty-six weeks ended July 4, 2003 increased 50% to $80.8 million from $53.7 million for the comparable period.

Sales for Shelter Services for the thirteen weeks ended July 4, 2003 increased 4% to $8.5 million from $8.1 million for the same period in the prior year. Net sales for the twenty-six weeks ended July 4, 2003 increased 8% to $17.1 million from $15.9 million for the same period in the prior year. This increase was primarily due to an increase in existing customers' orders resulting from an increase in their operations.

Sales for Metal Stamping for the thirteen weeks ended July 4, 2003 decreased 6% to $18 million from $19.2 million for the same period in the prior year. Sales for the twenty-six weeks ended July 4, 2003 decreased 4% to $36.2 million from $37.8 million for the same period in the prior year. The decrease was primarily due to decreases in customers' orders resulting from a decrease of demand in the appliances industry.

The newly acquired Food Products segment contributed sales of $18.7 million and $35.3 million for the thirteen and twenty-six weeks ended July 4, 2003 respectively.

GROSS PROFIT

Gross profit increased to $5.4 million or 13% of sales for the thirteen weeks ended July 4, 2003, as compared to $1.9 million or 7% of sales for the same period of the prior year. Gross profit increased to $10 million or 12.4% of sales for the twenty-six weeks ended July 4, 2003, as compared to $4.1 million or 7.6% of sales for the same period of the prior year.

Gross profit for Shelter Services for the thirteen weeks ended July 4, 2003 decreased 21% to $586 thousand from $744 thousand for the same period in the prior year. Gross profit for the twenty-six weeks ended July 4, 2003 decreased 29% to $1.2 million from $1.7 million. The decrease was primarily due to available buildings not rented during the first semester of 2003.

Gross profit for Metal Stamping for the thirteen weeks ended July 4, 2003 decreased 61% to $450 thousand from $1.2 million for the same period in the prior year. Gross profit for the twenty-six weeks decreased 42% to $1.4 million from $2.5 million. The decrease was primarily due to an increase in labor variances, depreciation expense and other fixed manufacturing expenses.

Gross profit contributed by the Food Products segment was $4.3 million for the thirteen weeks ended July 4, 2003, and $7.4 million for the twenty-six weeks ended July 4, 2003.

OPERATING EXPENSES

Operating expenses increased to $6.2 million for the thirteen weeks ended July 4, 2003, compared to $1.7 million for the same period of the prior year. Operating expenses increased to $15.7 million for the twenty-six weeks ended July 4, 2003 from $3.6 million for the same period in the prior year.

Operating expenses for Shelter Services for the thirteen weeks ended July 4, 2003 increased 118% to $993 thousand from $454 thousand for the same period in the prior year. The increase was primarily due to recognition of exit costs incurred of $575 thousand as a result of the sale of certain Shelter operations. Operating expenses for the twenty-six weeks increased 36% to $1.5 million from $1.1 million recorded in the same period of the prior year. The increase was primarily due to recognition of exit costs of $575 thousand, partially offset by a decrease in depreciation and selling expenses.

Operating expenses for Metal Stamping for the thirteen weeks ended July 4, 2003 decreased 31% to $501 thousand from $727 thousand for the same period in the prior year. Operating expenses for the twenty-six weeks ended July 4, 2003 decreased 14% to $1.2 million from $1.4 million for the same period in the prior year. The primary reason for the decrease was the cancellation of allowance for doubtful accounts for approximately $200 thousand.

Operating expenses incurred by Food Products segment were $4.2 million for the thirteen weeks ended July 4, 2003 and $8.4 million for the twenty-six weeks ended July 4, 2003.

Operating expenses for Corporate for the thirteen weeks ended July 4, 2003 decreased 2% to $533 thousand from $544 thousand for the same period in the prior year. Operating expenses for the twenty-six weeks ended July 4, 2003 increased to $4.7 million from $1.1 million for the same period in the prior year. The increase was primarily due to goodwill impairment of $3,580 thousand.

OTHER (EXPENSE) INCOME

Other income for the thirteen weeks ended July 4, 2003 was $1.3 million, compared to an expense of $236 thousand in the same period of the prior year. Other income for the twenty-six weeks ended July 4, 2003 was $274 thousand as compared to an expense of $694 thousand for the same period in the prior year.

Other income for Shelter Services for the thirteen weeks ended July 4, 2003 was $1.7 million as compared to $9 thousand for the same period in the prior year. Other income for the twenty-six weeks ended July 4, 2003 was $1.7 million as compared to an expense of $10 thousand for the same period in the prior year. The primary reason for the increase was the recognition of a gain on the sale of five shelter contracts, miscellaneous assets and stock of five newly created companies of approximately $1.7 million.

Other expense for Metal Stamping for the thirteen weeks ended July 4, 2003 decreased to $150 thousand from $231 thousand for the same period in the prior year. Other expense for the twenty-six weeks ended July 4, 2003 decreased to $348 thousand from $477 thousand for the same period in the prior year. The primary reason for the decrease was due to a loss on the disposal of fixed assets recorded in the first and second quarter of 2002 and a decrease in interest expense as result of a decrease in interest rates.

Other expense for Food Products for the thirteen and twenty-six weeks ended July 4, 2003 was $18 thousand and $903 thousand, respectively. During the second quarter of 2003 this segment recorded a gain of $750 thousand resulting from a settlement of a customer contract breach.

Other expense for Corporate for the thirteen weeks ended July 4, 2003 increased to $230 thousand from an expense of $14 thousand for the same period in the prior year. The increase was primarily due to an increase in loss of unconsolidated joint venture of $274 thousand and a decrease in interest income of $163 mainly due to a reduction in inter-company loans, partially offset by translation losses of $174 thousand recorded during 2003. Other expense for the twenty-six weeks ended July 4, 2003 decreased to $181 thousand from an expense of $207 thousand for the same period in the prior year. The decrease was primarily due to a decrease in translation losses of $138 thousand, offset by an increase in loss of unconsolidated joint venture of $69 thousand and decrease of interest income of $93 thousand.

TAXES

The tax provision for the thirteen weeks ended July 4, 2003 and June 28, 2002 was $198 thousand and $770 thousand respectively. The tax (benefit) provision for the twenty-six weeks ended July 4, 2003 and June 28, 2002 was $(205) thousand and $918 thousand respectively.

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

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE

Net income for the thirteen weeks ended July 4, 2003 was $220 thousand compared to a net loss of $827 thousand for the same period of 2002. For the thirteen weeks ended July 4, 2003 basic and diluted net income per share was $0.03, which compares with a loss per share of $0.12 for the same period of the prior year. The average number of shares used to calculate basic and diluted income per share were 7,504,904 and 7,526,051, respectively for the thirteen weeks ended July 4, 2003 and the average number of shares used for the thirteen weeks ended June 28, 2002 were 6,866,100. Net loss for the twenty-six weeks ended July 4, 2003 was $5.2 million compared to a net loss of $1.9 million for the same period of 2002. For the twenty-six weeks ended July 4, 2003 basic and diluted net loss per share was $0.69, which compares with a loss per share of

$0.28 for the same period of the prior year. The average number of shares used to calculate basic and diluted income per share, were 7,507,881 and 6,866,100 for the twenty-six weeks ended July 4, 2003 and June 28, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital (defined as current assets minus current liabilities) as of July 4, 2003 decreased to $367 thousand as compared to $13.5 million as of December 31, 2002. A line of credit with an outstanding amount of $8.2 million, associated with the Metal Stamping segment is now classified as a current liability since it is scheduled to mature in March 2004.

For the twenty-six weeks ended July 4, 2003 the net cash provided by operating activities was $761 thousand.

The net cash used in investing activities was $3.2 million for the twenty-six weeks ended July 4, 2003, due to the acquisition of equipment.

The net cash used in financing activities was $2.3 million for the twenty-six weeks ended July 4, 2003 due to the net payments on notes payable and long term debt and capital leases.

Debt agreements for our Metal Stamping segment contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. The Company obtained waiver of compliance with certain of these covenants as of and for the quarter ended July 4, 2003. Also, the Company and the bank have agreed to discuss amendments to certain of these covenants.

Management intends to fund current operations and activities of the Company through existing working capital, cash and available credit facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for a summary of the Company's critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" . SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of this interpretation will have a material impact on its financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A peso devaluation of 10% would result in a translation loss of $191 thousand with the Company's existent $2,105 thousand asset monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $27.3 million at July 4, 2003, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $273 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company's disclosure controls and procedures which took place at the end of the quarter, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

The Company also maintains a system of internal control over financial reporting designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal control over financial reporting by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held in Cd. Juarez, Mexico on April 24, 2003 at 9:00 a.m. The stockholders of the Company were asked to consider and vote on the following matters:

     1)   Election of Directors and Statutory Auditor
     2) Approval of the reports to be rendered by the external auditors and corporate examiners

     The following is a summary of the voting results with respect to each of the proposals:

                               VOTES FOR      VOTES AGAINST     VOTES ABSTAINED

           Proposal one        4,916,761           8,965             40,100
           Proposal two        4,956,161           9,200                465

Proposals were approved by the majority of all shares issued by the Company and in circulation as of March 10, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT
     NUMBER                            DESCRIPTION
     ------                            -----------

1.   Exhibits

     99.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.4 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

2.   Reports on Form 8-K during the quarter ended July 4, 2003.

     A Form 8-K was filed on May 21, 2003, under Item 9, incorporating by reference the Company's May 19, 2003, press release setting forth the Company's first-quarter 2003 earnings.

     A Form 8-K was filed on April 30, 2003, under item 9, incorporating by reference the Company's press release dated April 30, 2003, reporting a change in leadership at Franklin Connections, LP, the Company's wholly owned candy manufacturing and nut processing subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ELAMEX, S.A. de C.V.


Date: August 14, 2003      By:             /s/ Richard P. Spencer
                                   ---------------------------------------
                                            Richard P. Spencer
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         (DULY AUTHORIZED OFFICER)



Date: August 14, 2003      By:             /s/ Thomas J. Benson
                                    -------------------------------------
                                             Thomas J. Benson
                          VICE- PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
                                         (DULY AUTHORIZED OFFICER)