Form 10-Q
period 2003-10-03
ELAMEX SA DE CV
filed 2003-12-11
CIK 1009302

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the quarterly period ended: OCTOBER 3, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the transition period from ______________ to _______________

      Commission file number: 0-27992

                              ELAMEX, S.A. de C.V.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MEXICO                                       NOT APPLICABLE
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

         1800 NORTHWESTERN DRIVE
               EL PASO, TX                                     7991
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

                                Yes      No  X
                                    ---     ---

The number of shares of Class I Common Stock, no par value. of the Registrant outstanding as of November 14, 2003 was:

                                    7,781,060
================================================================================

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            No.
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Condensed Balance Sheets as of
          October 3, 2003 and December 31, 2002............................    3

          Unaudited Consolidated Condensed Statements of Operations
          for the Thirteen and Thirty-nine Weeks ended October 3,
          2003 and September 27, 2002.......................................   4

          Unaudited Consolidated Condensed Statements of Cash Flows
          for the Thirty-nine Weeks ended   October 3, 2003 and
          September 27, 2002................................................   5

          Notes to Unaudited Consolidated Condensed Financial Statements....   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  11

  Item 3. Qualitative and Quantitative Disclosures about Market Risk........  16

  Item 4. Controls and Procedures...........................................  17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................  17

  Item 2. Changes in Securities and use of Proceeds.........................  17

  Item 3. Defaults upon Senior Securities...................................  17

  Item 4. Submission of Matters to a Vote of Security Holders...............  18

  Item 5. Other Information.................................................  18

  Item 6. Exhibits and Reports on Form 8-K..................................  18

SIGNATURES..................................................................  19


                                                     PART I
                                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
                                                                          OCTOBER 3, 2003      DECEMBER 31, 2002
                                                                       --------------------  ---------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $           3,924      $           8,919
  Restricted cash                                                                   1,500
  Receivables:
   Trade accounts receivable, net                                                  17,071                 17,120
   Other receivables, net                                                           1,638                  1,655
                                                                       --------------------  ---------------------
                                                                                   18,709                 18,775

  Inventories, net                                                                 13,753                 14,018
  Refundable income taxes                                                           1,302                  2,495
  Prepaid expenses                                                                  1,325                  1,420
  Deferred income taxes                                                               478                    279
                                                                       --------------------  ---------------------
   Total current assets                                                            40,991                 45,906

Property, plant and equipment, net                                                 70,115                 69,979
Investment in unconsolidated joint venture                                          1,651                  2,669
Goodwill, net                                                                       8,247                 11,827
Deferred income taxes                                                               1,375                  1,932
Other assets, net                                                                   1,902                  2,188
                                                                       --------------------  ---------------------
                                                                        $         124,281      $         134,501
                                                                       ====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt                   $          20,735      $           8,939
  Current portion of capital lease obligations                                      1,029                    971
  Accounts payable                                                                 18,477                 16,442
  Accrued expenses                                                                  5,627                  5,977
  Taxes payable                                                                                               78
                                                                       --------------------  ---------------------
   Total current liabilities                                                       45,868                 32,407

Long-term debt, excluding current portion                                           8,019                 20,133
Capital lease obligations, excluding current obligations                           15,713                 16,296
                                                                       --------------------  ---------------------
   Total liabilities                                                               69,600                 68,836
                                                                       --------------------  ---------------------

Commitments and contingencies
                                                                                        -                      -

Stockholders' equity:
  Preferred stock, no par, 50,000,000 shares authorized,
   none issued or outstanding
  Common stock, 22,400,000 shares authorized, 8,323,161(including shares in escrow) issued for 2003 and 2002 and 7,789,261
   outstanding for 2003 and 2002, respectively                                     36,963                 36,963
  Retained earnings                                                                20,265                 31,220
  Treasury stock, 542,101 and 533,900 shares at cost for 2003 and
   2002, respectively                                                              (2,547)                (2,518)
                                                                       --------------------  ---------------------
   Total stockholders' equity                                                      54,681                 65,665
                                                                       --------------------  ---------------------
                                                                        $         124,281      $         134,501
                                                                       ====================  =====================

See Notes to Unaudited Consolidated Condensed Financial Statements

                                                         3


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                          THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED

                                                  OCTOBER 3, 2003    SEPTEMBER 27, 2002    OCTOBER 3,2003    SEPTEMBER 27, 2002
                                                 -----------------  --------------------  ----------------  --------------------
Net sales                                         $        38,455     $          37,580    $      119,283     $          91,296
Cost of sales                                              36,117                33,153           106,905                82,767
                                                 -----------------  --------------------  ----------------  --------------------
  Gross profit                                              2,338                 4,427            12,378                 8,529
                                                 -----------------  --------------------  ----------------  --------------------

Operating expenses:
  General and administrative                                1,448                 1,972             5,595                 5,079
  Selling                                                   1,719                 1,686             5,178                 2,140
  Distribution                                              2,490                 1,913             7,039                 1,913
  Goodwill impairment                                                                               3,580
                                                 -----------------  --------------------  ----------------  --------------------
   Total operating expenses                                 5,657                 5,571            21,392                 9,132
                                                 -----------------  --------------------  ----------------  --------------------
   Operating loss                                          (3,319)               (1,144)           (9,014)                 (603)
                                                 -----------------  --------------------  ----------------  --------------------

Other (expense) income:
  Interest income                                               -                    46                14                   487
  Interest expense                                           (873)                 (970)           (2,597)               (1,367)
  Equity in loss of unconsolidated joint venture             (496)                 (276)           (1,018)                 (729)
  Gain on sale of certain shelter operations                    -                                   1,680
  Other, net                                                   18                  (274)              844                  (559)
                                                 -----------------  --------------------  ----------------  --------------------
   Total other expense                                     (1,351)               (1,474)           (1,077)               (2,168)
                                                 -----------------  --------------------  ----------------  --------------------

   Loss before income taxes and cumulative
   effect of change in accounting principle                (4,670)               (2,618)          (10,091)               (2,771)

  Income tax provision (benefit)                            1,069                  (384)              864                   534
                                                 -----------------  --------------------  ----------------  --------------------

  Loss before cumulative effect
  of change in accounting principle                        (5,739)               (2,234)          (10,955)               (3,305)

  Cumulative effect of change in accounting
  principle, net of tax                                         -                                       -                   853
                                                 -----------------  --------------------  ----------------  --------------------
  Net loss                                                 (5,739)               (2,234)          (10,955)               (4,158)

  Other comprehensive loss, net of income
   tax benefit                                                        $            (139)                      $            (139)
                                                 -----------------  --------------------  ----------------  --------------------
  Comprehensive loss                              $        (5,739)    $          (2,373)   $      (10,955)    $          (4,297)
                                                 =================  ====================  ================  ====================

  Net loss per share, basic and diluted before
  cumulative effect of change in accounting
  principle                                       $         (0.76)    $           (0.30)   $        (1.46)    $           (0.47)
  Cumulative effect of change in accounting
  principle net of tax                                                                                                    (0.12)
                                                 -----------------  --------------------  ----------------  --------------------
  Net loss per share, basic and diluted           $         (0.76)    $           (0.30)   $        (1.46)    $           (0.59)
                                                 =================  ====================  ================  ====================
  Shares used to compute net loss per share,
  basic and diluted                                     7,502,561             7,510,762         7,506,127             7,080,987
                                                 =================  ====================  ================  ====================


See Notes to Unaudited Consolidated Condensed Financial Statements

                                                           4


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
                                                                                   THIRTY-NINE WEEKS ENDED

                                                                            OCTOBER 3, 2003    SEPTEMBER 27, 2002
                                                                           -----------------  --------------------
Cash flows from operating activities:
  Net loss                                                                  $       (10,955)     $        (4,158)

Adjustments to reconcile net loss to net cash provided by
operating activities:
  Depreciation and amortization                                                       4,605                1,634
  Gain on sale of certain Shelter operations                                         (1,680)
  Cumulative effect of change in accounting principle - goodwill impairment                                  853
  Provision for doubtful trade accounts receivable                                                           162
  Goodwill impairment loss                                                            3,580
  Provision for excess and obsolete inventory                                            28                  215
  Equity in loss of unconsolidated joint venture                                      1,019                  729
  Deferred income tax benefit                                                           358                  540
Change in operating assets and liabilities net of effects from acquisition of Franklin in 2002:
  Restricted cash                                                                    (1,500)
  Trade accounts receivable                                                              49                2,364
  Other receivables                                                                     (12)                 429
  Inventories                                                                           237               (3,217)
  Refundable income taxes                                                             1,193                1,033
  Prepaid expenses                                                                       95                  351
  Other assets                                                                          286                    2
  Accounts payable                                                                    2,034                1,018
  Accrued expenses                                                                     (350)              (1,649)
  Taxes payable                                                                         (78)                 (45)
                                                                           -----------------  --------------------
      Net cash (used in) provided by operating activities                            (1,091)                 261
                                                                           -----------------  --------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                          (4,861)              (1,628)
  Proceeds from sale of certain Shelter operations                                    1,800
  Investment in joint venture                                                                               (950)
  Business acquisition, net of cash acquired                                                                (497)
  Repayment of related party note receivable                                                               3,000
                                                                           -----------------  --------------------
      Net cash used in investing activities                                          (3,061)                 (75)
                                                                           -----------------  --------------------

Cash flows from financing activities:
  Proceeds from  notes payable and long term-debt                                     3,596                2,276
  Payments of notes payable and long term-debt                                       (3,856)             (11,356)
  Principal repayments of capital lease obligations                                    (583)
                                                                           -----------------  --------------------
      Net cash used in financing activities                                            (843)              (9,080)
                                                                           -----------------  --------------------

Net decrease in cash and cash equivalents                                            (4,995)              (8,894)

Cash and cash equivalents, beginning of period                                        8,919               16,850
                                                                           -----------------  --------------------
Cash and cash equivalents, end of period                                    $         3,924      $         7,956
                                                                           =================  ====================

See Notes to Unaudited Consolidated Condensed Financial Statements


                                                       5

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of October 3, 2003, the results of operations for the thirteen and thirty-nine weeks ended October 3, 2003 and September 27, 2002 and cash flows for the thirty-nine weeks ended October 3, 2003 and September 27, 2002. The consolidated condensed balance sheet as of December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2003 are not necessarily indicative of the results to be expected for the entire year.

The Company closes the 13 weeks periods ending on a Friday, except that the first quarter starts on January 1, and the fourth quarter ends on December 31. As a result, the thirty-nine weeks ended October 3, 2003 includes six more days than the thirty-nine weeks ended September 27, 2002.

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

(2) STOCK OPTION PLAN

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the second and third quarter of 2003, 38,210 and 25,020 options respectively, were forfeited due to the resignation of one of the awarded executives during the second quarter and two awarded executives during the third quarter.

The following table summarizes information concerning currently outstanding and exercisable options:

   OPTIONS       EXERCISE   LIFE IN      NUMBER           STOCK
  OUTSTANDING     PRICE      YEARS     EXERCISABLE       PRICE AT
                                                       GRANT DATE

   200,000        $2.00       10         100,000          $5.35

    7,500         $6.00       10                          $5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $35 thousand and $188 thousand have been recognized for the thirteen and thirty-nine weeks ended October 3, 2003. Additional compensation expense of $160 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been adjusted to the following proforma amounts:

                                                                 13 Weeks ended                       39 Weeks ended
                                                       October 3, 2003   September 27, 2002   October 3, 2003   September 27, 2002

                                                                            (In thousands of U.S. dollars)
Net loss as reported                                    $      (5,739)    $        (2,234)     $    (10,955)     $       (3,305)

Stock based employee compensation expense included
in reported net loss                                               35                 244               188                 244

Total stock-based employee compensation expense
determined under fair value based method                          (45)               (321)             (237)               (321)
                                                      ----------------------------------------------------------------------------
Pro forma net loss                                     $       (5,749)    $        (2,311)     $    (11,004)     $       (3,382)
                                                      ============================================================================

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan as based on an analysis of these options using the Black-Scholes method, the Company believes the fair value of the options is zero.

(3) GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 142 requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also requires the Company to perform an annual goodwill impairment test.

The Company engaged an independent company to assist in the valuation of an operating entity with assigned goodwill. The fair value of the operating entity was determined using a discounted cash flow model. Based on the analysis performed the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $853 thousand in the first quarter of 2002, which was recorded as a cumulative effect of change in accounting principle.

The Company completed its annual impairment test during the first quarter of 2003 and reported an impairment of goodwill of $3.6 million. The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. ("Precision") in 1999. The primary reason for the impairment was an increase in required capital expenditures necessary to replace aging equipment and new capital for business expansion. After impairment, goodwill remaining on the books is approximately $8.2 million of which $3.7 million was recorded during the third quarter of 2002 as a result of the acquisition of Franklin. The Company currently anticipates the need to test the Precision goodwill of approximately $4.5 million for impairment during the quarter ended December 31, 2003 due to changes in circumstances regarding the operation and liquidity of the subsidiary.

(4) ACQUISITION AND DISPOSITION OF ASSETS

The sale of certain assets, effective at the close of business on July 4, 2003, was made to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created Companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer. Proceeds from the disposition of these operations of $1.8 million were received in full on July 11, 2003. In connection with the disposition the Company transferred assets with a book value of $120 thousand to the buyer and recorded a gain of $1.7 million. The Company incurred other costs of approximately $575 thousand associated with the sale, which were included in operating expenses in the second quarter.

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

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2002, are estimated in the following table:

        (In thousands of U.S. dollars, except per share data)

                                      Thirty-nine Weeks Ended
                                    Oct 3, 2003     Sep 27, 2002
                                   -------------   --------------
      Net sales                     $   119,283     $   113,233

      Gross profit                       12,378          12,994

      Net loss                          (10,955)         (9,347)

      Net loss per share                  (1.46)          (1.24)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

(5) NOTES PAYABLE AND LONG TERM DEBT

Debt agreements for Precision contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. Precision is not in compliance with certain of these covenants as of and for the quarter ended October 3, 2003. The $8.2 million debt matures in March 2004 and has been classified as current in the accompanying balance sheet included in the consolidated condensed financial statements. The Company has not guaranteed nor is it otherwise liable for the bank debt of Precision. The Company currently does not intend to guarantee the bank indebtedness of Precision or otherwise provide any support or collateral for this obligation. The Company also currently does not intend to fund any future cash flow requirements for Precision. Based on current information, the Company does not believe that Precision will generate sufficient cash flow to fund its short-term liquidity requirements, including the ability to repay the indebtedness due to the bank or for Precision to be in compliance with the covenants under the loan agreement. The loan agreement provides that the bank may declare the loan to be in default and may pursue all of the remedies, including the acceleration of all obligations under the loan agreement and the exercise of it remedies which include the foreclosure of collateral and other assets. Precision has pledged all of its assets as collateral for its obligations under the loan agreement. Alternatively, the bank might take lesser actions, such as restricting additional borrowing or calling for principal reductions. Increased interest rates can be applied to Precision when it is in default of the loan agreement. Precision intends to negotiate with the bank in an attempt to avoid a default under the loan agreement and the exercise by the bank of its rights under the loan agreement. In the event Precision is not successful in its negotiations, Precision will be required to take such actions are as necessary to protect the interests of all of its creditors which could include the filing for protection from creditors under Chapter 11 of the U.S. bankruptcy laws.

The accompanying consolidated financial statements include the accounts of Precision, which have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such Precision financial information does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Precision be unable to continue as a going concern.


(6) SEGMENT REPORTING

The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping and
3) Food Products (Acquired in the 3rd Quarter of 2002).

The Shelter Services segment provides shelter, assembly and real estate services throughout Mexico and also provides assembly services, primarily to the Food Products segment. Certain assets and contracts related to Shelter Services were sold as of July 4, 2003 (See note 4).

The Metal Stamping segment is the Precision Tool, Die and Machine subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

The Food Products segment, which is Mt. Franklin Holdings LLC. operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico.

The following table presents net sales and net income (loss) by segment in thousands of U.S.dollars:

                                                                                       UNALLOCATED
                                                    SHELTER       METAL       FOOD       CORPORATE
                                                    SERVICES    STAMPING    PRODUCTS    AND OTHER   INTER-SEGMENT    TOTAL
-----------------------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 3, 2003

 Sales                                             $   4,851    $ 18,746    $ 19,058                  $  (4,200)    $ 38,455
 Net loss
                                                      (2,322)     (1,848)       (720)        (849)                    (5,739)
-----------------------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED SEPTEMBER 27, 2002

 Sales                                             $   8,079    $ 18,518    $ 13,713   $              $  (2,730)    $ 37,580
 Net ( loss) income
                                                        (368)        205     (1,219)         (852)                    (2,234)
-----------------------------------------------------------------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED OCTOBER 3, 2003

 Sales                                             $  21,960    $ 54,917    $ 54,374   $              $ (11,968)    $119,283
 Net loss
                                                      (1,432)     (1,989)     (1,948)      (5,586)                   (10,955)
-----------------------------------------------------------------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2002

 Sales                                             $  23,954    $ 56,359    $ 13,713    $             $  (2,730)    $ 91,296
 (Loss) income before cumulative effect of
 change in accounting principle                         (832)        531      (1,219)      (1,785)                    (3,305)
-----------------------------------------------------------------------------------------------------------------------------

(7) INVENTORIES

Inventories consist of the following:

                                                   OCTOBER 3, 2003  DECEMBER 31, 2002
                                                     (In Thousands of U.S. Dollars)
 Raw materials                                      $      4,834      $      4,519
 Packaging supplies                                        1,535             2,096
 Work-in-process                                             996             1,622
 Finished goods                                            7,277             6,792
                                                   --------------- ------------------
 Sub total                                                14,642            15,029

 Less reserve for excess and obsolete inventory             (889)           (1,011)
                                                   --------------- ------------------
 Total                                              $     13,753     $      14,018
                                                   =============== ==================

(8) FOREIGN CURRENCY

Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $95 thousand and $7 thousand for the thirteen weeks ended October 3, 2003, and September 27, 2002, respectively and $211 thousand and $265 thousand for the thirty-nine weeks ended October 3, 2003, and September 27, 2002, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:


                                                 October 3, 2003    December 31, 2002
                                               ------------------- ------------------
                                                  (In Thousands of U.S. Dollars)
    Cash and cash equivalents                      $          124    $           262
    Other receivables                                       1,233              1,032
    Prepaid expenses and refundable taxes                   2,279              1,705
    Other assets, net                                           5                 26
    Accounts payable                                        (104)              (477)
    Accrued expenses and other liabilities                  (537)            (1,264)
                                               ------------------- ------------------
    Net foreign currency position                  $       3,000     $        1,284
                                               =================== ==================

(9) INCOME TAXES

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S. The tax provision (benefit) for the thirteen weeks ended October 3, 2003 and September 27, 2002 was $1.1 million and $(384) thousand, respectively, and $864 thousand and $534 thousand for the thirty-nine weeks ended October 3, 2003 and September 27, 2002, respectively. The primary difference between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax and non-deductible goodwill impairment expense in the U.S.

In addition SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits, among other factors. As a result of the review undertaken for the third quarter of 2003, the Company concluded that it was appropriate to increase the valuation allowance for most of the net deferred tax assets arising from its operations in Mexico. As a result, the valuation allowances for deferred tax assets in Mexico increased approximately $2.1 million, resulting in additional income tax expense for the quarter ended October 3, 2003. The total valuation allowance for Mexico deferred tax assets as of the end of the third quarter 2003 was $6.5 million.

(10) EARNINGS PER SHARE

Earnings per share ("EPS"), is computed in accordance with the Financial Accounting Standards Board's Statement, or SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted income per share were 7,502,561 for the thirteen weeks ended October 3, 2003 and for the thirteen weeks ended September 27, 2002 were 7,510,762. The average number of shares used to calculate basic and diluted loss per share, were 7,506,127 and 7,080,987 for the thirty-nine weeks ended October 3, 2003 and September 27, 2002, respectively.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In general this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of this statement has not had a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis is based on the results of operations by segment as presented in the following table:

                                                                                       UNALLOCATED
                                                    SHELTER       METAL       FOOD      CORPORATE
                                                  SERVICES(2)    STAMPING  PRODUCTS(1)  AND OTHER   INTER-SEGMENT    TOTAL
-----------------------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 3, 2003

 Net  Sales                                        $   4,851    $ 18,746    $ 19,058                  $  (4,200)    $ 38,455
 Gross profit (loss)                                     251      (2,011)      4,098                                   2,338
 Operating expenses                                      202         754       4,317   $       384                     5,657
 Other expense                                            (1)       (179)       (706)         (465)                   (1,351)
-----------------------------------------------------------------------------------------------------------------------------
THIRTEEN WEEKS ENDED SEPTEMBER 27, 2002

 Net sales                                         $   8,079    $ 18,518    $ 13,713                  $  (2,730)    $ 37,580
 Gross profit                                            498       1,178       2,751                                   4,427
 Operating expenses                                      459         793       3,774   $       545                     5,571
 Other expense                                          (261)       (224)       (824)         (165)                   (1,474)
-----------------------------------------------------------------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED OCTOBER 3, 2003

 Net sales                                         $  21,960    $ 54,917    $ 54,374                  $ (11,968)    $119,283
 Gross profit (loss)                                   1,424        (589)     11,543                                  12,378
 Operating expenses                                    1,652       1,990      12,719   $     5,031                    21,392
 Other income (expense)                                1,705        (527)     (1,609)         (646)                   (1,077)
-----------------------------------------------------------------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2002
 Net sales                                         $  23,954    $ 56,359    $ 13,713                  $  (2,730)      91,296
 Gross profit                                          2,150       3,628       2,751                                   8,529
 Operating expenses                                    1,528       2,229       3,774   $     1,601                     9,132
 Other expense                                          (271)       (701)       (824)         (372)                   (2,168)
-----------------------------------------------------------------------------------------------------------------------------
(1) Acquired June 28, 2002.
(2) Certain assets and contracts related to this segment were sold as of July 4, 2003.

 GENERAL

NET SALES

Net sales for the thirteen weeks ended October 3, 2003 increased 2% to $38.5 million from $37.6 million for the comparable period in 2002. Net sales for the thirty-nine weeks ended October 3, 2003 increased 31% to $119.3 million from $91.3 million for the comparable period in 2002.

Sales for Shelter Services for the thirteen weeks ended October 3, 2003 decreased 40% to $4.9 million from $8.1 million for the same period in the prior year. Net sales for the thirty-nine weeks ended October 3, 2003 decreased 8% to $22 million from $24 million for the same period in the prior year. The decrease in the thirteen and thirty-nine week periods was primarily due to the sale of certain customer's contracts as of July 4, 2003.

Sales for Metal Stamping for the thirteen weeks ended October 3, 2003 increased 1% to $18.7 million from $18.5 million for the same period in the prior year. Sales for the thirty-nine weeks ended October 3, 2003 decreased 3% to $54.9 million from $56.4 million for the same period in the prior year. The decrease was primarily due to decreases in customers' orders resulting from a decrease of demand in the appliances industry. See "Liquidity and Capital Resources" for a discussion of the material adverse effect on future net sales for the Metal Stamping division.

Sales for Food Products for the thirteen weeks ended October 3, 2003 increased 39% to $19.1 million from $13.7 million for the same period in the prior year. Food Products sales are made to retailers and to wholesalers, including large companies in the food service business. This increase was due to a greater degree to expansion of market share in sales to retailers, and also to an increase in sales to food service. Sales for the thirty-nine weeks ended October 3, 2003 were $54.4 million. The Food Products segment was acquired at the beginning of the third quarter of the prior year and therefore only included thirteen weeks of sales in 2002.

GROSS PROFIT

Gross profit for the thirteen weeks ended October 3, 2003 was $2.3 million or 6% of sales, compared to $4.4 million or 12% of sales for the same period of the prior year. Gross profit for the thirty-nine weeks ended October 3, 2003 was $12.4 million or 10% of sales, compared to $8.5 million or 9% of sales for the same period of the prior year.

Gross profit for Shelter Services for the thirteen weeks ended October 3, 2003 decreased 50% to $251 thousand from $498 thousand for the same period in the prior year. Gross profit for the thirty-nine weeks ended October 3, 2003 decreased 34% to $1.4 million from $2.2 million for the same period in the prior year. The decrease was primarily due to available buildings not rented during the first half of 2003 of approximately $400 thousand and the sale of certain customers' contracts.

Gross (loss) profit for Metal Stamping for the thirteen weeks ended October 3, 2003 was $(2.0) million compared to $1.2 million for the same period in the prior year. Gross (loss) profit for Metal Stamping for the thirty-nine weeks ended October 3, 2003 was $(589) thousand compared to $3.6 million for the same period in the prior year. The decrease in gross profit was caused primarily by an increase in material cost of $1.9 million and $54 thousand for the thirteen and thirty-nine weeks period respectively, an increase in labor costs of approximately $830 thousand and $1.5 million for the thirteen and thirty-nine weeks period respectively, increase in factory overhead of approximately $380 thousand and $790 thousand for the thirteen and thirty-nine weeks period respectively, and an increase in depreciation expense of approximately $240 thousand and $660 thousand for the thirteen and thirty-nine weeks period respectively. These increases were mainly due to start-up of new product lines and the break down of two press machines in this quarter.

Gross profit for Food Products segment for the thirteen weeks ended October 3, 2003 increased 49% to $4.1 million from $2.8 million for the same period in the prior year. Gross profit for the thirty-nine weeks ended October 3, 2003 was $11.5 million compared to $2.8 million for the same period in the prior year which included only thirteen weeks of activity.


OPERATING EXPENSES

Operating expenses increased to $5.7 million for the thirteen weeks ended October 3, 2003, compared to $5.6 million for the same period of the prior year. Operating expenses increased to $21.4 million for the thirty-nine weeks ended October 3, 2003 from $9.1 million for the same period in the prior year due mainly to the acquisition of the Food Products segment at the beginning of the third quarter of 2002.

Operating expenses for Shelter Services for the thirteen weeks ended October 3, 2003 decreased 56% to $202 thousand from $459 thousand for the same period in the prior year. The decrease was primarily due to the decrease of administrative and selling expenses due to the sale of certain Shelter operations. Operating expenses for the Thirty-nine weeks increased 8% to $1.7 million from $1.5 million recorded in the same period of the prior year. The increase was primarily due to recognition of exit costs of $575 thousand during second quarter of 2003, partially offset by a decrease in administrative and selling expenses.

Operating expenses for Metal Stamping for the thirteen weeks ended October 3, 2003 decreased 5% to $754 thousand from $793 thousand for the same period in the prior year. Operating expenses for the thirty-nine weeks ended October 3, 2003 decreased 11% to $2 million from $2.2 million for the same period in the prior year. The primary reason for the decrease was the cancellation of allowance for doubtful accounts for approximately $200 thousand during the second quarter of 2003.

Operating expenses for Food Products for the thirteen weeks ended October 3, 2003 were $4.3 million compared to $3.8 million for the same period in the prior year. The increase was primarily due to an increase in distribution expenses of approximately $577 thousand. Operating expenses for the thirty-nine weeks ended October 3, 2003 were $12.7 million and $3.8 million for the thirty-nine weeks ended September 27, 2002. The increase is primarily due to the fact that only 13 weeks of operations are included in the 2002 period due to the acquisition of the Food Products segment at the beginning of the third quarter of 2002.

Operating expenses for Corporate for the thirteen weeks ended October 3, 2003 decreased 30% to $384 thousand from $545 thousand for the same period in the prior year. Operating expenses for the thirty-nine weeks ended October 3, 2003 increased to $5 million from $1.6 million for the same period in the prior year. The increase was primarily due to goodwill impairment of $3.6 million.

OTHER (EXPENSE) INCOME

Other expense for the thirteen weeks ended October 3, 2003 was $1.4 million, compared to $1.5 million in the same period of the prior year. Other expense for the thirty-nine weeks ended October 3, 2003 was $1.1 million as compared to an expense of $2.2 million for the same period in the prior year.

Other expense for Shelter Services for the thirteen weeks ended October 3, 2003 was $1 thousand as compared to $261 thousand for the same period in the prior year. Other income for the thirty-nine weeks ended October 3, 2003 was $1.7 million as compared to an expense of $271 thousand for the same period in the prior year. The primary reason for the increase was the recognition of a gain on the sale of five shelter contracts, miscellaneous assets and stock of five newly created companies of approximately $1.7 million.

Other expense for Metal Stamping for the thirteen weeks ended October 3, 2003 decreased to $179 thousand from $224 thousand for the same period in the prior year. Other expense for the thirty-nine weeks ended October 3, 2003 decreased to $527 thousand from $701 thousand for the same period in the prior year. The primary reason for the decrease was due to a loss on the disposal of fixed assets recorded in the first and second quarter of 2002 and a decrease in interest expense as result of a decrease in interest rates.

Other expense for Food Products for the thirteen weeks ended October 3, 2003 decreased to $706 thousand from $824 thousand for the same period in the prior year. Other expense for the thirty-nine weeks ended October 3, 2003 was $1.6 million and for the thirty-nine weeks ended September 27, 2002 the Food Products segment incurred in other expenses of $824 thousand from its inception. During the second quarter of 2003 this segment recorded a gain of $750 thousand resulting from a settlement of a customer contract breach.

Other expense for Corporate for the thirteen weeks ended October 3, 2003 increased to $465 thousand from an expense of $165 thousand for the same period in the prior year. The increase was primarily due to an increase in loss of unconsolidated joint venture of $220 thousand and a decrease in interest income of $113 mainly due to a reduction in inter-company loans. Other expense for the thirty-nine weeks ended October 3, 2003 increased to $646 thousand from an expense of $372 thousand for the same period in the prior year. The increase was primarily due to an increase in loss of unconsolidated joint venture of $289.


TAXES

The tax provision for the thirteen weeks ended October 3, 2003 was $1.1 million and compared to a tax benefit of $384 thousand for the same period in the prior year. The tax provision for the thirty-nine weeks ended October 3, 2003 and September 27, 2002 was $864 thousand and $534 thousand respectively.

The Company has increased the valuation allowance for most of its remaining deferred tax assets in the Mexican entities and recognized a $2.1 million charge during the current quarter. In previous reporting periods, we had provided valuation allowances for future tax benefits resulting from asset tax credit carry forwards and certain net operating losses in Mexico where the Company believed future realizability was in doubt. SFAS No. 109 requires a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. The Company increased its valuation allowance with respect to net operating losses in Mexico in the third quarter of 2003 based upon several factors, including the sale of certain Shelter operations in Mexico, continuing market conditions, the absence of material growth in revenues in Mexico and other related factors. The Company believes it is more likely than not that the remaining net deferred tax assets would be realized within the ten-year net operating loss carry forward periods.

Other differences between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax and non-deductible goodwill impairment expense in the U.S.


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

The Company completed its annual impairment test during the first quarter of 2003 and reported an impairment of goodwill of $3.6 million. The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co ("Precision") in 1999. The primarily reason for the impairment was an increase in required capital expenditures necessary to replace aging equipment and new capital for business expansion. After impairment, goodwill remaining on the books is approximately $8.2 million of which $3.7 million was recorded during the third quarter of 2002 as a result of the acquisition of Franklin.

The Company currently anticipates the need to test Precision goodwill for impairment during the quarter ended December 31, 2003 due to changes in circumstances regarding the operation and liquidity of the subsidiary. Management expects that the amount of the impairment to be recorded could be as much as $4.5 million, which is the entire balance of goodwill related to Precision.


NET LOSS AND LOSS PER SHARE

Net loss for the thirteen weeks October 3, 2003 was $5.7 million compared to a net loss of $2.4 million for the same period of 2002. For the thirteen weeks ended October 3, 2003 basic and diluted net loss per share was $0.76, which compares with a loss per share of $0.30 for the same period of the prior year. The average number of shares used to calculate basic and diluted income per share were 7,502,561 for the thirteen weeks ended October 3, 2003 and the average number of shares used for the thirteen weeks ended September 27, 2002 were 7,510,762. Net loss for the thirty-nine weeks ended October 3, 2003 was $11.0 million compared to a net loss of $4.3 million for the same period of 2002. For the thirty-nine weeks ended October 3, 2003 basic and diluted net loss per share was $1.46, which compares with a loss per share of $0.59 for the same period of the prior year. The average number of shares used to calculate basic and diluted loss per share, were 7,506,127 and 7,080,987 for the thirty-nine weeks ended October 3, 2003 and September 27, 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital (defined as current assets minus current liabilities) as of October 3, 2003 decreased to a negative $4.9 million as compared to a positive $13.5 million as of December 31, 2002. A line of credit with an outstanding amount of $8.2 million, associated with the Metal Stamping segment is now classified as a current liability since it is scheduled to mature in March 2004.

For the thirty-nine weeks ended October 3, 2003 the net cash used in operating activities was $1.1 million.

The net cash used in investing activities was $3.1 million for the thirty-nine weeks ended October 3, 2003, due to the acquisition of equipment partially offset by proceeds from sale of certain shelter operations.

The net cash used in financing activities was $843 thousand for the thirty-nine weeks ended October 3, 2003 due to the net payments on notes payable and long term debt and capital leases.

Debt agreements for Precision contain a number of affirmative and negative covenants, including limitations on additional borrowings and maintenance of certain financial ratios. Precision is not in compliance with certain of these covenants as of and for the quarter ended October 3, 2003. The $8.2 million debt matures in March 2004 and has been classified as current in the accompanying balance sheet included in the consolidated condensed financial statements. The Company has not guaranteed nor is it otherwise liable for the bank debt of Precision. The Company currently does not intend to guarantee the bank indebtedness of Precision or otherwise provide any support or collateral for this obligation. The Company also currently does not intend to fund any future cash flow requirements for Precision. Based on current information, the Company does not believe that Precision will generate sufficient cash flow to fund its short-term liquidity requirements, including the ability to repay the indebtedness due to the bank or for Precision to be in compliance with the covenants under the loan agreement. The loan agreement provides that the bank may declare the loan to be in default and may pursue all of the remedies, including the acceleration of all obligations under the loan agreement and the exercise of it remedies which include the foreclosure of collateral and other assets. Precision has pledged all of its assets as collateral for its obligations under the loan agreement. Alternatively, the bank might take lesser actions, such as restricting additional borrowing or calling for principal reductions. Increased interest rates can be applied to Precision when it is in default of the loan agreement. Precision intends to negotiate with the bank in an attempt to avoid a default under the loan agreement and the exercise by the bank of its rights under the loan agreement. In the event Precision is not successful in its negotiations, Precision will be required to take such actions are as necessary to protect the interests of all of its creditors which could include the filing for protection from creditors under Chapter 11 of the U.S. bankruptcy laws.

The accompanying consolidated financial statements include the accounts of Precision, which have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such Precision financial information does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Precision be unable to continue as a going concern.

The Company anticipates the need to test the value of Precision's long-lived assets for impairment in the fourth quarter of 2003. Events in the third quarter and the accompanying changes in liquidity indicate that the carrying amount of these assets may not be recoverable. Management expects that an impairment charge for long-lived assets may be needed. The Company's total investment in Precision is $18.5 million, including the value of goodwill and the investment in this subsidiary. This total investment is at risk of loss as a result of the matters discussed herein. If such loss were to occur, it would have a material effect on the financial results of the Company.

Management intends to fund current operations and activities of the Company, other than for Precision, through existing working capital, cash, available credit facilities and refinancing of certain short -term debt.


NASDAQ LISTING

On November 28, 2003 the Company announced that it had received a notice from NASDAQ Listing Qualifications relating to the late filing of the Company's Form 10-Q report with the Securities and Exchange Commission (SEC) for the third quarter ended October 3, 2003. The Company was notified by NASDAQ that it had not received the Company's Form 10-Q for the period ended October 3, 2003 as required by Marketplace Rule 4310 (c)(14) and that its securities will be delisted from The NASDAQ Stock Market at the opening of business on December 5, 2003 unless the Company requested a hearing in accordance with the Marketplace Rule 4800 Series. The Company has been granted a hearing on December 22, 2003 and there is a stay on the delisting of the Company's securities pending the NASDAQ's decision. The Company anticipates that the filing of this Form 10-Q will allow the Company to continue with the listing of its common stock on the NASDAQ National Market.

In addition, the filing of a bankruptcy action by any issuer could also affect the listing of securities under the NASDAQ rules. NASDAQ has interpreted this rule to include the filing of bankruptcy by a significant subsidiary. There is a risk that if Precision is required to file for protection under the bankruptcy rules that NASDAQ may take action to delist the Company's securities. If NASDAQ takes such action, the Company will request a hearing from NASDAQ in an attempt to avoid delisting.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for a summary of the Company's critical accounting policies.


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" . SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position or results of operations.


In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In general this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of this statement has not had a material impact on the Company's financial position or results of operations.

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

As noted above, the Company has a hearing scheduled with The NASDAQ Stock Market, Inc. on December 22, 2003 to ask that its common stock continue to be listed for trading. The Company is hopeful that the request to allow the Company's common stock to continue to be listed will be granted. However, there is no assurance that the Company will be successful in this regard. In addition, there is a risk that NASDAQ will take action to delist our common stock in the event that Precision is required to seek protection under Chapter 11 of the Bankruptcy Act. The delisting of our common stock could adversely affect the price of a share of common stock and the ability of our stockholders to sell their shares of our common stock.

As a result of the Company's failure to file its Form 10-Q in a timely manner, the Company may be subject to inquiry or investigation by governmental authorities, including the Securities and Exchange Commission. In the event that the Company becomes subject to such an inquiry or investigation, the Company will fully cooperate with such inquiry or investigation. There is a risk that such an inquiry or investigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business.

In the past, private securities class action litigation has been brought against companies after events occurred that caused volatility in market prices. Due to the recent announcement of the failure to timely file the Form 10-Q and the liquidity concerns for Precision, there is a risk that private securities litigation may be brought against the Company. There is a risk that such litigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business.

There is a risk that the liquidity concerns for Precision may have an adverse effect on the Company and its business. The Company has not guaranteed nor is it otherwise liable for the indebtedness of Precision. However, the Company's other customers, suppliers and creditors may be concerned that the liquidity concerns for Precision will make the Company a less creditworthy consolidated entity with whom to conduct business and may discontinue business with the Company or may restrict the extension of credit. If this occurs, the Company's business and its financial condition could be adversely affected.

The Company's stock price may become volatile, in part, due to the announcement of its failure to timely file its Form 10-Q and the liquidity concerns for Precision.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A peso devaluation of 10% would result in a translation loss of $273 thousand assuming the Company's existing $3 million asset monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $28.8 million at October 3, 2003, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $288 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission ("SEC"), and to process, summarize and disclose this information within the time periods specified in the SEC rules. Based on their evaluation of the Company's disclosure controls and procedures which took place at the end of the quarter, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, with the exception of the information related to its subsidiary Precision Tool, Die and Machine Company ("Precision").

Due to the discovery of a material inventory adjustment at Precision in November 2003 that affected the quarter ended October 3, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures applicable to Precision were not effective to ensure that the Company is able to collect, process and disclose the information the Company is required to disclose in the reports it files with the SEC within the required time periods. On November 18, 2003, the Company announced that it was unable to file its Form 10-Q without unreasonable effort or expense due to an unexpected result in a physical inventory performed as of October 31, 2003, by Precision. The Company recorded an adjustment of $2.1 million as a reduction to inventory as the result of an inventory count subsequent to the quarter end to properly reflect inventory and cost of goods sold as of October 3, 2003.

Management is currently in the process of developing improved systems and controls to be implemented at Precision. Until such time that improved controls are operating to the satisfaction of management, supplemental temporary methods of assuring timely compliance with applicable reporting requirements will be used. The primary control procedure to prevent delayed recognition of the need for an inventory adjustment is to conduct a comprehensive physical inventory count at the end of each quarterly reporting period until such time that more automated inventory accounting practices produce satisfactory results on a timely basis.

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

Other than that noted above there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to management's evaluation of disclosure controls and procedures, which took place at the end of the quarter.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

The Company intends to provide periodic reports pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or equivalent forms, following the customary time deadlines therefore; but, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and it hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT
     NUMBER                                DESCRIPTION
     ------                                -----------

1.   Exhibits

     31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2   Certification  of Chief  Executive Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

2.   Reports on Form 8-K during the quarter ended October 3, 2003.

     A Form 8-K was filed on July 24, 2003, under item 9, incorporating by the Company's press release dated July 14, 2003, reporting a partial divesttiture of its Shelter Services Segment.

     A Form 8-K was filed on August 15, 2003, under item 9, incorporating by reference the Company's press release dated August 6, 2003, announcing resignation of the Company's Chief Financial Officer Thomas Benson.

     A Form 8-K was filed on August 25, 2003, under Item 9, incorporating by reference the Company's August 15, 2003, press release setting forth the Company's second-quarter 2003 earnings.

     A Form 8-K was filed on September 11, 2003, under item 9, incorporating by reference the Company's press release dated September 3, 2003, announcing the appointment of Sam L. Henry as the Company's new Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 ELAMEX, S.A. de C.V.


  Date: December 11, 2003             By:       /s/ Richard P. Spencer
                                          --------------------------------------
                                                    Richard P. Spencer
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                 (DULY AUTHORIZED OFFICER)


  Date: December 11, 2003             By:      /s/ Sam L. Henry
                                          --------------------------------------
                                                     Sam L. Henry
                                          VICE- PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER
                                                 (DULY AUTHORIZED OFFICER)