Form 10-K
period 2003-12-31
ELAMEX SA DE CV
filed 2004-03-30
CIK 1009302

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the fiscal year ended                 Commission file number:
            DECEMBER 31, 2003                            0-27992

                              ELAMEX, S.A. DE C.V.
             (Exact name of Registrant as specified in its charter)



                   Mexico                                     APPLICABLE
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

             1800 NORTHWESTERN DR.                               79912
                 EL PASO, TX                                   (zip code)
  (Address of principal executive offices)

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

The aggregate market value of the voting stock (based upon the closing price of the NASDAQ National Market on July 3, 2003 of $3.36) held by non-affiliates of the registrant on that date was approximately $10,699,221.

The number of shares of Class I Common Stock of the registrant outstanding as of March 10, 2004 was: 7,510,762.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders is incorporated by reference into part III of this form 10-K

                       WEBSITE ACCESS TO COMPANY'S REPORTS
Elamex's internet website is www.elamex.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

                                                          TABLE OF CONTENTS

                                                                                                                           PAGE #
PART I

        ITEM 1.   BUSINESS.............................................................................................      3
        ITEM 2.   PROPERTIES...........................................................................................      8
        ITEM 3.   LEGAL PROCEEDINGS....................................................................................      8
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................      8

PART II

        ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..................................................................................      9
        ITEM 6.   SELECTED FINANCIAL DATA..............................................................................     10
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS................................................................................     12
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........................................     21
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................     22
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.............................................................................     44
        ITEM 9A.  CONTROLS AND PROCEDURES..............................................................................     44

PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................     44
        ITEM 11.  EXECUTIVE COMPENSATION...............................................................................     45
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS..............................................................................................     46
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................     46
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................     46

PART IV

        ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................     46


                  SIGNATURES...........................................................................................     47

                                     PART I

REFERENCES IN THIS FORM 10-K TO ELAMEX OR THE COMPANY ARE TO ELAMEX, S.A. DE C.V. AND ITS SUBSIDIARIES, COLLECTIVELY, AND REFERENCES TO ELAMEX, S.A. DE C.V. ARE SOLELY TO ELAMEX, S.A. DE C.V. IN THIS FORM 10-K, REFERENCES TO $ AND U.S. DOLLARS ARE TO UNITED STATES DOLLARS AND REFERENCES TO PS$ AND PESOS ARE TO MEXICAN PESOS.



ITEM 1. BUSINESS


GENERAL

Elamex is a Mexican company with manufacturing operations and real estate holdings in Mexico and the United States. The Company is involved in the production of food items related to its candy manufacturing and nut packaging operations, and metal and plastic parts for the appliance and automotive industries. The Company was established in 1973 as a contract manufacturing company in Juarez, Mexico.

Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995, of Elamex Internacional, S.A. de C.V. (Elamex Internacional) with and into Elamex, S.A. de C.V. The predecessor of Elamex, S.A. de C.V. was formed in 1990, when Accel, S.A. de C.V. (Accel), a public company listed on the Mexico Stock Exchange, acquired a majority interest in Elamex. Elamex was registered as a public company and began trading its stock on NASDAQ in March 1996. Elamex prepares financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and also maintains certain financial and tax information in conformity with accounting principles generally accepted in Mexico (Mexican GAAP). As a NASDAQ company Elamex is subject to the United States Securities and Exchange Commission and NASDAQ rules and regulations.


BUSINESS SEGMENTS AND SERVICES

FOOD SERVICES

In July 2002 Elamex acquired 100% of Franklin Connections, LP (Franklin), a general line candy manufacturer and a retail/food service nut packing company. Candy manufacturing is conducted in a world-class dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico. Nut packaging is conducted in Franklin's approximately 185,000 square foot packaging plant in El Paso, Texas. Franklin also offers third party logistic services, utilizing part of its 239,000 square foot main warehouse also located in El Paso, Texas. Additionally, Franklin, through its Sunrise Confections Division offers both contract manufacturing and shelter services for U.S. candy companies who market the candy produced in Franklin's candy manufacturing plant.


SHELTER SERVICES

Effective at the close of business on July 4, 2003, the Company sold certain Shelter Services operations to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer.

Prior to the sale in July 2003 Elamex provided specialized manufacturing services in Mexico through its Shelter Services Division. Under the shelter business model, Elamex provided labor and other administrative services, dedicated or shared manufacturing space, and production management. It also provided limited procurement services. Subsequent to the sale Shelter Services are now limited to services provided to a Franklin affiliate.

Additionally Elamex owns and leases approximately 582 thousand square feet of manufacturing space in Mexico, which is either utilized by Franklin or rented to third parties.

METAL STAMPING

The Metal Stamping segment consists solely of Precision Tool, Die and Machine Company ("Precision"), our wholly owned subsidiary located in Louisville, Kentucky. Precision manufactures metal parts (metal stampings) and powder paints metal parts primarily for the U.S. appliance and automotive industries. This operation has three manufacturing facilities with a combined square footage of approximately 390,000. Precision is registered under both ISO 9002 and QS 9000, and is engaged in Six Sigma quality initiatives. Elamex acquired Precision in July 1999.

On December 19, 2003, Precision voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court to implement a restructuring of its debt. Elamex was authorized by its Board of Directors to sell Precision. Any sale will be subject to the approval of the U.S. Bankruptcy Court. As a consequence of seeking protection under bankruptcy laws, the Company no longer controls Precision's operations as of December 19, 2003 and the Company's investment in Precision is recognized in accordance with the equity method of accounting.


QUALCORE

Elamex also has a 50.1% investment in Qualcore, S. de R.L. de C.V. ("Qualcore"), a joint venture company, which manufactures plastics parts and metal parts (metal stamping and powder painting capabilities) with General Electric de Mexico (GE de Mexico). Qualcore is jointly managed with GE de Mexico and the investment in the joint venture is recorded under the equity method. Qualcore's customers are Mexican companies engaged in the manufacturing of appliances and automotive parts for products primarily destined for export to the United States. Qualcore operates a 116,000 square foot manufacturing facility constructed in the year 2000. It is located in Celaya, Mexico, a city approximately 200 miles northwest of Mexico City. Qualcore is registered to ISO 9002 and is also engaged in Six Sigma quality initiatives.


INDUSTRY BACKGROUND

In the mid-1970's Mexico's Maquiladora program allowed OEMs, willing to partner with Mexican-owned manufacturing companies to access Mexico's low-cost labor base in a free-trade environment. Under this program, raw materials could be imported in-bond, transformed into a finished component or product and exported without duty. Two distinct manufacturing programs grew from this environment: shelter services and contract manufacturing, both of which are offered by Elamex.

Shelter services has offered shared or dedicated manufacturing facilities, hires and trains manufacturing personnel and provides other related administrative services. Production management is typically handled by the OEM. The OEM also provides materials and equipment. Shelter service costs are typically billed by the hour. Contract manufacturing is a natural expansion of shelter services. Contract manufacturing generally includes labor management and oversight, materials procurement and management, control of production processes, customs management, as well as shared and/or dedicated facilities and manufacturing administrative services. In contract manufacturing arrangements, the contract manufacturer normally assumes greater pricing risks due to manufacturing costs, quality and delivery. Elamex's breadth of services and range of third party quality certifications, such as ISO 9002, ANSI-J-STD-001 and GIDEP (General Industry Data Exchange Program), have given it a significant market advantage.

The elimination of prohibitions on foreign business ownership and the initiation of the North American Free Trade Agreement (NAFTA) encouraged the migration of large numbers of multinational competitors. Elamex's competitive advantage increased. In response to this, Elamex began a service diversification program by vertically integrating in component-level markets, such as plastics and metal stamping, both through acquisition and joint venture.

The appliance and automotive industries began a strong migration to Mexico in the 1990s. Companies in these industries looked for specialized business arrangements such as joint ventures, alliances and multi-year business guarantees, in order to secure capacity from high quality Mexican-based suppliers. Qualcore was the result of this particular business model used to meet the perceived needs of these companies. It also appeared that there was a strong need for regional U.S. support in some of these same commodities. Elamex's acquisition of Precision in 1999 was to expand supplier arrangements with existing customers by offering U.S. based production and also to expand its industry penetration through the addition of new customers with both U.S. and Mexican manufacturing needs. This strategy was intended to provide significant benefits to OEM customers seeking to consolidate their supply base.

In 2000, increasing consolidation in the electronic manufacturing industry (EMS) prompted Elamex to divest itself of its EMS operation.

Mexico has become an important manufacturer of candies for product destined to the United States. After Canada, Mexico is the second largest exporter of candies to the United States. Mexico currently enjoys significantly lower labor and raw material costs when compared to those experienced by U.S. candy companies who manufacture general line sugar candies in the U.S. In 2001, seeing an opportunity of the lower costs in producing general line sugar candy in Mexico, Franklin built a world-class candy manufacturing facility in Juarez, Mexico. Currently all of the candy produced at this facility is exported to the United States.


CUSTOMERS AND MARKETS

Elamex customers range from large U.S. mass merchandisers to multinational OEM's. In 2003 Franklin (Food Services) accounted for $75.6 million or 48% of Elamex's total consolidated sales of $157.3 million. Franklin's customer base is very diversified. Its customers include some of the largest U.S. mass merchandisers, grocery retailers, drug store chains, national and regional food service companies; large U.S. food products companies and U.S. based candy and confection companies. In 2003, Franklin had two major customers that accounted for 22.5% and 11.1% of its total sales.

In 2003, Elamex's Shelter Services Division accounted for $25.7 million, or 14.9% of Elamex's total sales before elimination of sales for manufacturing services provided to Franklin. In 2003, the Shelter Services Division recorded $15.1 million in sales to Franklin.

During 2003 Precision accounted for $71.0 million or 45% of Elamex total consolidated sales. Precision's main customers are a manufacturer of automotive parts and a manufacturer of home appliances, which represented a 27% and 47%, respectively of Precision's total sales for 2003.

Please see Note 13 of the Financial Statements for additional segment and geographic information.


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

Elamex's Shelter Services Division competition comes primarily from Mexican industrial real estate development companies who have established operations providing services similar to those offered by Elamex's Shelter Services Division in order to rent and or sale industrial buildings in Mexico. The primary objective of these real estate companies is the profitable commercialization of real estate rather than profitability associated with manufacturing services. During 2001 and 2002, due primarily to the recession in manufacturing in the United States as well as competition from China, Mexico's border manufacturing business suffered significant reductions. This situation has resulted in customer attrition or limited growth possibilities for companies like Elamex engaged in providing shelter and contract manufacturing services in Mexico.

Precision competes with both domestic and foreign owned competitors. Foreign owned competitors are generally well capitalized, use modern equipment and are closely aligned with other foreign owned companies doing business in the United States. Due to cost of transportation, generally the manufacturing plants of Precision's customers are within 500 miles of Louisville, Kentucky. Precision attempts to distinguish itself by providing value added pre-manufacturing services, assembly and cosmetic powder painting capabilities.

Although the U.S. candy and nut markets are very large, they are dominated by large branded food companies. Currently, all of the candy produced in Franklin's candy manufacturing plant is exported to the United States. Other U.S. based general line candy companies have established manufacturing plants in Mexico or acquire candy produced in Mexico.

Elamex believes that the primary basis of competition in its targeted markets are time to market, engineering or technical capability, price, manufacturing quality, and reliable delivery. Elamex believes that it competes favorably with respect to each of these factors. To remain competitive, Elamex must continue to provide world class manufacturing services, maintain high quality levels, offer value-added products and services, offer flexible and reliable delivery schedules, and compete favorably on price.


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


EMPLOYEES

Elamex had a total of 794 employees at December 31, 2003, of which 679 were employed in Mexico in Elamex's Shelter Services Division (includes employees at the Franklin candy manufacturing plant), and 110 were employed by Franklin in El Paso, Texas. The Elamex corporate staff is composed of a President and Chief Executive Officer, a Chief Financial Officer, a Corporate Controller and one administrative staff.

Each Elamex business unit is organized with its own President, sales and marketing, production personnel and accounting departments. The operating businesses report to Elamex's President and Chief Executive Officer who reports to the Chairman of the Board of Directors. The Chief Executive Officer of Elamex is also the Chief Executive Officer of Franklin.


ENVIRONMENTAL COMPLIANCE

Elamex's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the Ecological Law) and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the Ministry of the Environment, Natural Resources and Fisheries). Since September 1990, each such company has been required to file semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls for air emissions, wastewater discharge and the disposition of industrial waste. Elamex is licensed to handle radioactive materials and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, Elamex is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of any hazardous wastes generated by Elamex that are derived from materials imported from the U.S., a requirement of its participation in the maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property. Elamex is not aware of any non-compliance with the above-mentioned regulations.

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


EXCHANGE RATES

Generally, all of Elamex's customer revenues are invoiced and collected in U.S. dollars. A significant amount of Elamex's Shelter Services Division expenses are related to labor and related services paid in Mexican Pesos, generally at spot market rates. Elamex also maintains certain monetary assets and liabilities in Mexican Pesos. At any one time, the Company may have a net monetary asset position, which is exposed to Mexican Peso devaluation. The Company does not enter into foreign exchange contracts to protect itself against a devaluation of the Mexican Peso against the U.S. dollar. See Note 2 to the Consolidated Financial Statements included elsewhere in item 8 of this Form 10-K.

The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.

YEAR ENDED DECEMBER 31,      HIGH (1)     LOW (1)   AVERAGE (2)  PERIOD END (1)
1999(*)                    Ps$  10.60   Ps$  9.24    Ps$   9.56     Ps$    9.52
2000(*)                         10.08        9.18          9.46            9.64
2001(*)                          9.98        8.94          9.34            9.17
2002(*)                         10.36        9.02          9.61           10.36
2003(*)                         11.34       10.30         10.78           11.20
The exchange rate as of March 25, 2004 was $11.03 (*)

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

                          SQUARE
             LOCATION       FEET                 ACTIVITY                       SEGMENT        LEASED/OWNED
         Cd. Juarez          57,450   Medical product assembly              Shelter Services   Owned (1)
         Cd. Juarez          50,000   Electromechanical product assembly    Shelter Services   Owned (1)
         Cd. Juarez          43,034   Medical product assembly              Shelter Services   Owned (1)
         Cd. Juarez          67,541   Medical, military products            Shelter Services   Owned
         Cd. Juarez         180,000   Confectionary production              Food Services      Leased (2)
         Chihuahua           47,835   Available                             Shelter Services   Owned
         Nuevo Laredo        80,155   Automotive products assembly          Shelter Services   Owned (1)
         Torreon             55,845   Assembly of shotgun parts             Shelter Services   Owned (1)
         El Paso, TX        185,000   Nut processing and packaging          Food Services      Owned (3)
         El Paso, TX        239,000   Distribution center                   Food Services      Leased (3)

                         -----------
         Total            1,005,860
                         ===========

(1) Elamex owned facility currently being leased to a third party, which does not utilize Elamex manufacturing services.
(2) Used by Franklin Connections. Leased from Franklin Inmobiliarios, S.A. de C.V., a related party.
(3) Leased or owned by Franklin.


ITEM 3. LEGAL PROCEEDINGS

Elamex is involved in various claims and lawsuits incidental to its business. In the opinion of management the ultimate liability there under, if any, will not have a material adverse effect on the business or financial position of Elamex.

The bankruptcy filing by Precision involves intensive legal proceedings under the supervision of the Federal Bankruptcy Court. The parties to these proceedings have been limited to Precision and its creditors. No claims of wrongdoing have been made before the Court and no claims have been filed against any entities in the consolidated group of companies other than Precision.

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

                                                      CLOSING SALES PRICE
             PERIOD                                     HIGH         LOW

             January 1, 2002 - March 31, 2002          5  3/10      4  3/20
             April 1, 2002 - June 30, 2002             5   1/2      4   7/8
             July 1, 2002 - September 30, 2002         5  6/16      4   3/5
             October 1, 2002 - December 31, 2002       5   2/5      4   1/2

             January 1, 2003 - April 4, 2003                 5      4   1/5
             April 5, 2003 - July 4, 2003                    4      3   1/5
             July 5, 2003 - October 3, 2003            3   4/5      3 10/91
             October 4, 2003 - December 31, 2003       3 12/25      2   2/5


Elamex currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. Elamex has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. As of March 10, 2004, there were approximately 723 beneficial holders of Elamex's Common Stock.

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

Whenever a Mexican Corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican Corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by Elamex to United States holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican Corporation must pay income tax of 35% of 1.5385 times the amount in 2003, 2002 and 2001, which exceeds such balance.

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

The tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter.

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

The following table sets forth selected consolidated financial data of Elamex as of and for each of the years ended December 31, 1999, 2000, 2001, 2002, and 2003. Each of Elamex's fiscal quarters is comprised of 13 weeks and ends on a Friday, except for the first quarter, which starts on January 1, and the fourth quarter which ends on December 31. This table is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and other financial data included elsewhere in this Form 10-K.

The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2003, have been derived from our consolidated financial statements audited by Deloitte & Touche.

These historical results are not necessarily indicative of the results to be expected in the future.


                                                       YEAR ENDED DECEMBER 31,
                                         (In thousands of dollars, except per share amount)


                                                                  (b)           (c)            (d)            (e)            (f)
                                                                 2003          2002           2001           2000           1999
       INCOME STATEMENT DATA:
       Net sales ............................................ $ 157,250     $ 134,269      $ 131,984      $ 174,664      $ 160,051
       Gross profit .........................................    17,914        14,127          2,106          2,580         14,789
       Operating (loss) income ..............................   (29,111)       (1,293)       (21,448)       (12,402)         1,449
       Other (expense) income ...............................    (3,078)       (4,432)           704         23,127          2,272
       Income tax provision (benefit) .......................     2,419          (561)        (3,362)        (3,203)           245
       Net (loss) income .................................... $ (34,608)    $  (6,017)     $ (11,030)     $  17,381      $   4,336
       Basic and diluted net (loss) income  per share (a).... $   (4.61)    $   (0.84)     $   (1.61)     $    2.53      $    0.63

       BALANCE SHEET DATA:
       Current assets                                         $  20,876     $  45,306      $  45,251      $  76,775      $  63,884
       Property, plant and equipment, net                        39,956        69,979         38,582         55,108         52,875
       Total assets                                              67,703       134,501        101,501        142,368        127,224
       Notes payable and current portion of long-term debt...     5,282         8,939          2,569          5,424          4,364
       Current portion of capital lease obligations..........     1,051           971
       Long-term debt excluding current portion                   1,827        20,133         16,286         24,307         26,455
       Capital lease obligations, excluding current portion..    15,313        16,296
       Total stockholders' equity ........................... $  31,028     $  65,665      $  69,400      $  80,772      $  63,428

       OTHER DATA:
       Net cash provided by (used in) operating activities... $   2,237     $  (1,611)     $ (14,541)     $  (8,217)     $  (2,088)
       Net cash (used in) provided by investing activities...    (5,879)      (10,540)         1,327         23,931        (19,849)
       Net cash (used in) provided by financing activities... $  (2,978)    $   4,220      $   5,707      $   1,479      $  23,404

(a)  Net (loss) income per share of Common Stock was calculated by dividing net
     (loss) income by the weighted average number of shares of common stock outstanding, which was approximately 7.5 million, 7.2 million, 6.9 million,
     6.9 million, and 6.9 million, respectively.
(b) Financial information for 2003 was affected by the deconsolidation of the Metal Stamping Segment as of December 19, 2003 and the sale of certain shelter operations in July 2003.
(c) Financial information for 2002 was affected by the acquisition of Franklin beginning July 2002.
(d) Financial information for 2001 was affected by the deconsolidation of Qualcore beginning in July 2001.
(e) Financial information for 2000 was affected by the sale of EMS operation in May 2000.
(f) Financial information for 1999 was affected by the acquisition of Precision in June 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Form 10-K.


RESULTS OF OPERATIONS

GENERAL

The Company reports and analyzes its operations based on the markets the Company serves. The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping and 3) Food Services.

The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Under the contract-manufacturing model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services.

The Metal Stamping segment is composed solely of Precision Tool, Die and Machine Company ("Precision"), our wholly owned subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors. On December 19, 2003, Precision filed for protection under U.S. federal bankruptcy laws. Precision revenues and expenses are consolidated through December 19, 2003. Commencing on that date, Elamex accounts for Precision under the equity method of accounting.

The Food Services segment is the Franklin business, which operates a retail nut and foodservice nut packaging and marketing business, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired in July 2002.


OPERATIONS OVERVIEW

For the year ended December 31, 2003, Elamex and subsidiaries reported a net loss of $34.6 million. Of that amount, $26.9 million is attributable to Precision, $3.0 million is attributable to Qualcore S. de R.L. de C.V. ("Qualcore"), $1.9 million is attributable to our Shelter Services companies ("Shelter"), and $2.6 million is attributable to Franklin Connections LP ("Franklin").

PRECISION
On December 19, 2003, Elamex announced that Precision filed for protection under federal bankruptcy laws. Elamex acquired Precision in 1999. Precision experienced net losses and sales decreases in 2001 and 2002 because of a combination of adverse business conditions, including a depressed national economy and from the inability to gain pricing control. In 2003 operating losses surged, reducing liquidity and triggering conditions of default under credit agreements.

Precision broadened its product lines in 2003 by undertaking the manufacture of new products with greater complexity and substantially higher unit value. Although the profit potential of these new products was attractive, manufacturing costs and problems far exceeded expectations during this first year of production. Precision launched this product-line expansion during a year in which it had begun using a new manufacturing accounting module, a critical step in its ongoing implementation of an enterprise software system. Implementation problems in the costing module delayed the recognition of production problems.

Prior to 2003 Precision had difficulties in its efforts to comply with some terms of its borrowing agreements. The primary lending bank waived loan covenant violations as of December 31, 2002, and those occurring prior to the date on which the company recognized the need to record an adverse inventory adjustment of $2.1 million in the third quarter 2003 financial statements. The combined operating losses through November 2003 caused a critical liquidity problem and caused conditions of default under the terms of bank loans.

In view of the problems associated with manufacturing in this industry, and of the overall strategy and financial condition of Elamex, the Company made strategic decisions in the fourth quarter of 2003 to refrain from extending additional internal funding to Precision, and to engage a firm to sell its interest in Precision.

Generally accepted accounting principles require an evaluation of impairment of long-lived assets under circumstances such as those encountered by Precision in the fourth quarter. The results of an independent valuation dictated the fourth quarter recognition of an impairment charge of $13.2 million for long-lived assets other than goodwill, plus an impairment charge of $4.5 million for goodwill. This reduction of goodwill is in addition to a $3.6 million goodwill impairment charge in the first quarter of 2003. Precision's 2003 net loss, inclusive of these expenses, reduced Elamex's investment in Precision to zero. Because the investment in Precision is now recorded under the equity method of accounting and because Elamex does not guarantee any of the debt of Precision, Elamex does not expect to record any further losses in connection with Precision.

QUALCORE
Despite year-ago expectations of a turnaround, Elamex continued to experience disappointing results in 2003 from its joint venture investment in Qualcore. This Mexican manufacturing operation struggles in its efforts to gain volume in an environment in which the manufacture of competing goods has been shifting to Asia for cost reasons. After a series of disappointing losses, Elamex and its venture partner have reached a firm decision to sell Qualcore, and are actively pursuing its sale.

SHELTER
In July 2003 Elamex sold most of its Mexican shelter service operations, realizing a gain of $1.7 million. Shelter services are now limited to a Franklin affiliate. In addition to providing shelter services, this group owns and leases buildings to third parties in Mexico.

FRANKLIN
Upon the culmination of actions initiated in 2003, the Elamex business operations will primarily be limited in the near-term future to those of Franklin, its general-line candy manufacturer and retail / food service nut packing company. Franklin sales and gross profits have grown impressively since Franklin entered the business of manufacturing and distributing candy in 2001. Through the end of 2003 Franklin has yet to report a profit on combined nut and candy operations, but the trends reflect good progress toward achieving planned revenue levels and market share objectives. Gross profit margins have improved while operating costs have decreased as a percentage of sales.

Franklin operations include candy manufacturing and nut processing. Franklin sales and distribution services are directed to the food service industry and to retailers and wholesalers of candies and nuts. Franklin gained substantial market share in sales of candy to mass-market retailers in 2003, and improved market penetration to the retail grocery industry. Franklin is progressively de-emphasizing sales to customers that purchase bulk candies and bag them for resale to retailers ("rebaggers"). By eliminating the middleman, gross profit margins on sales to retailers are significantly higher than on sales to rebaggers. In addition to making candy for sales through its own distribution channels, Franklin makes candy on a contract-manufacturing basis for other candy producers.


2003 COMPARED TO 2002

Management's discussion and analysis is based on the results of operations by segment as presented in the following table (in thousands):


                                                                                     UNALLOCATED
                                          SHELTER          METAL      FOOD SERVICES   CORPORATE     INTER-
                                        SERVICES (4)    STAMPING (1)       (2)        AND OTHER    SEGMENT(3)    TOTAL
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
 Net Sales  (3)                          $  25,677        $ 70,988      $ 75,648                   $ (15,063)  $ 157,250
 Gross profit (loss)                         1,706          (1,022)       17,230                                  17,914
 Operating expenses                          2,039          16,209        17,522      $  11,255                   47,025
 Other (expense) income                      1,735          (1,073)       (2,318)        (1,422)                  (3,078)
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
 Net Sales                               $  31,677        $ 75,279      $ 33,180                   $  (5,867)  $ 134,269
 Gross profit                                2,513           3,714         7,900                                  14,127
 Operating expenses                          2,014           3,139         8,164      $   2,103                   15,420
 Other (expense) income                       (239)         (1,244)       (1,672)        (1,277)                  (4,432)
------------------------------------------------------------------------------------------------------------------------

(1) Segment deconsolidated effective December 19, 2003
(2) Acquired at the beginning of the third quarter of 2002
(3) Includes sale between segments in the normal course of business
(4) Certain shelter operations were sold in July 2003

NET SALES

Net sales increased 17% to $157.3 million for the year ended December 31, 2003 from $134.3 million for prior year.

Sales for Shelter Services decreased 19% to $25.7 million for the current year from $31.7 million for the prior year. The decrease was primarily due to the sale of certain customer's contracts at the end of the second quarter. Sales also decreased due to available buildings that were not rented until the second and the third quarter of 2003.

Sales for Metal Stamping decreased 6% to $71.0 million for the current year from $75.3 million for the prior year. The decrease was mainly due to decreases in customers' orders resulting from a slowdown in end-market demand in the major appliances industry during the year, also due to the deconsolidation of this segment after Precision voluntarily filed for protection under federal bankruptcy laws on December 19, 2003.

Sales for Food Service were $75.6 million for the year ended December 31, 2003 compared to $33.2 million for the six-month period subsequent to the acquisition of this segment in 2002. The $42.4 million (127.7%) increase was caused primarily by the comparison of year and six-month periods. The rate of growth results principally from increase in the sale of candy distributed for sale in the retail market, a relatively new product line compared to the segment's nut business. Contract manufacturing of candy is also a relatively new line of business resulting in increased sales for the segment.

GROSS PROFIT

Gross profit increased 27% to $17.9 million for year ended December 31, 2003 from $14.1 million in prior year.

Gross profit for Shelter Services decreased 32% to $1.7 million in 2003 from $2.5 million in 2002. The decrease was primarily due to the sale of certain customers' contracts at the end of the second quarter, gross profit also decreased due to available buildings that were not rented until the second and the third quarter of 2003.

Gross profit for Metal Stamping decreased from $3.7 million in 2002 to a gross loss of $1 million in 2003. Decreases in sales adversely affected production efficiency, thereby reducing gross profit. Additionally, gross margins were adversely affected by a high level of start-up costs and low efficiencies associated with new product lines and breakdown of machines during the third quarter. Problems with implementation of new cost accounting software delayed the recognition of production problems.

Gross profit for Food Services was $17.2 million for the year ended December 31, 2003 compared to $7.9 million for the six-month period subsequent to the acquisition of this segment in 2002. The $9.3 million (117.7%) increase was caused primarily by the comparison of year and six-month periods. The increase in gross profit is attributable to the increase in sales. Franklin overall gross profit rate was 22.8% in 2003, as compared to 23.8% for the six-month period subsequent to the acquisition of this segment in 2002.

OPERATING EXPENSES

Operating expenses increased to $47 million for the year ended December 31, 2003 from $15.4 million in the prior year.

Operating expenses for Shelter Services were $2.0 million for each of the years ended December 31, 2003 and 2002. Exit costs associated with the sale of certain customers contracts in the second quarter of 2003 generated expenses totaling $575 thousand. These costs were partially offset with a decrease of general and administrative expenses of approximately $550 thousand in 2003.

Operating expenses for Metal Stamping increased to $16.2 million for the year ended December 31, 2003 from $3.1 million recorded in the prior year. The increase was primarily due to an impairment of long-lived assets of $13.2 million recorded in the fourth quarter.

Operating expenses for Food Services were $17.5 million for the year ended December 31, 2003 compared to $8.2 million recorded for the six-month period subsequent to the acquisition of this segment in 2002.

Operating expenses for Corporate increased to $11.3 million for the year ended December 31, 2003 from $2.1 million in the prior year. The increase was primarily due to impairment of Precision goodwill of $3.6 million and $4.5 million in the first and fourth quarters of 2003, respectively. The provision of a $1.2 million reserve against notes receivable from Qualcore also contributed to the increase in operating expenses.

OTHER (EXPENSE) INCOME

Other expense for the year ended December 31, 2003 decreased to $3.1 million from $4.4 million in 2002.

Other income for Shelter Services for the year ended December 31, 2003 was $1.7 million compared to other expense of $239 thousand recorded in 2002. The increase of other income was primarily due to a gain on the sale of certain customers contracts of $1.7 million recorded in the second quarter of 2003.

Other expense for Metal Stamping decreased to $1.1 million for the year ended December 31, 2003 from $1.2 million in 2002. The decrease was primarily due to a recognition of loss in fixed assets of approximately $429 thousand in 2002 not incurred in 2003, partially offset by the recognition of $278 thousand of losses after the deconsolidation of the segment in the fourth quarter of 2003.

Other expenses for Food Services were $2.3 million for the year ended December 31, 2003 compared to $1.7 million recorded in the six-month period subsequent to the acquisition of this segment in 2002.

Other expenses for Corporate increased to $1.4 million for the year ended December 31, 2003 from $1.3 million recorded in 2002. The increase was primarily due to an increase in losses of unconsolidated joint venture of $704 thousand. In 2002 an expense of approximately $563 thousand was recorded in connection with the permanent impairment of securities.


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


                                                         Food      Unallocated                          Qualcore
                                 Shelter     Metal     Services    Corportate     Inter-   Proforma   Adjustments
                                Services    Stamping     (1)       and other     Segment    Total         (4)         Total
                              -----------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2002
 Net sales (2)                  $ 31,677    $ 75,279    $ 33,180                $ (5,867)  $ 134,269                $ 134,269
 Gross profit                      2,513       3,714       7,900                              14,127                   14,127
 Operating expenses                2,014       3,139       8,164    $ 2,103                   15,420                   15,420
 Other (expense) income             (239)     (1,244)     (1,672)      (152)                  (3,307)   $ (1,125)      (4,432)
-----------------------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 Net sales                      $ 46,717    $ 78,770                            $ (2,142)  $ 123,345    $  8,639    $ 131,984
 Gross profit (loss)               2,738       3,859                                           6,597      (4,491)       2,106
 Operating expenses (3)            5,531       3,869                $ 6,670                   16,070       7,484       23,554
 Other (expense) income           (1,035)     (1,716)                 5,515                    2,764      (2,060)         704
-----------------------------------------------------------------------------------------------------------------------------

     (1)  Newly acquired segment in 2002
     (2)  Includes sales between segments in the normal course of business
     (3)  Includes restructuring costs reported in year 2001
     (4)  Proforma effects of deconsolidation of Qualcore through June 30, 2001

NET SALES

Net sales increased 9% to $134.3 million for the year ended December 31, 2002 from $123.3 million for prior year.

Sales for Shelter Services decreased 32% from $46.7 million in the prior year to $31.7 million for the current year. The decrease was primarily due to termination of contracts with customers that moved their operations to the far east and quality customers that became independent by providing manufacturing services internally.

Sales for Metal Stamping decreased 4% to $75.3 million for the year ended December 31, 2002 from $78.8 million for prior year. The decrease was primarily due to decreases in tooling sales of $700 thousand and a decrease in customers' orders due to the economic conditions in the United States of the automotive and appliance industries.

The Food Services segment contributed sales of $33.2 million in 2002 for the period subsequent to its acquisition.

GROSS PROFIT

Gross profit excluding Qualcore increased by 114% or $7.5 million to $14.1 million in 2002 from $6.6 million in 2001.

Gross profit for Shelter Services was $2.5 million in 2002 and $2.7 million in 2001, a decrease of $225 thousand or 8%, this decrease was primarily due to termination of contracts with certain customers that moved their operations to the far east and Qualcore customers that became independent by providing manufacturing services internally.

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

Other income for Corporate decreased $5.7 million from an income of $5.5 million in 2001 to an expense of $152 thousand in 2002. The decrease was primarily due to the permanent impairment in investment securities of $563 thousand in 2002, recognition of gain of sale of the EMS operation and earn-out from the sale of Optimag of $2.6 million during 2001, decrease of Inter-company interest income of $1.7 million, translation loss expense of $240 thousand recorded in 2002 and other income of $468 recorded during 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

Elamex's working capital (defined as current assets, minus current liabilities) decreased to $1.3 million as of December 31, 2003, from $12.9 million as of December 31, 2002, a decrease of $11.6 million. As of December 31, 2002, Precision had an outstanding balance under its revolving line of bank credit of $9.2 million. That liability was classified in the long term liability section of the consolidated balance sheet because the loan had a maturity date that was more than 12 months from the balance sheet date. If that loan had been classified as a current liability as of December 31, 2002, the Company's consolidated working capital would have been $9.2 million less than the $12.1 million that was reported. Therefore, the substantial majority of the working capital reduction in 2003 is attributable to the changes at Precision. As a consequence of Precision's filing for protection under bankruptcy laws on December 19, 2003, the Company no longer controls Precision's operations. Accordingly, as of December 31, 2003 the Company's investment in Precision is reported under the equity method of accounting rather than being consolidated into the Company's financial statements.

The available cash for the year ended December 31, 2003 and 2002 was $2.3 million and $8.9 million, respectively.

For the year ended December 31, 2003, Elamex operating activities provided net cash of $2.2 million. Changes in current assets and current liabilities balances provided cash of $6.5 million, and a net loss for the year, adjusted for non-cash items, reduced the net increase by $4.3 million.

Net cash used in investing activities for the year ended December 31, 2003, was $5.9 million. Of this amount, $6.4 million was used to buy new equipment and $1.2 million was invested in the joint venture with GE de Mexico. These amounts were partially offset by $1.8 million of net cash proceeds from the sale of certain Shelter Services operations.

Net cash used in financing activities for the year ended December 31, 2003, was $3.0 million, which is primarily due to debt repayments of $4.8 million, offset by additional debt incurred of $1.8 million.

Management believes that existing working capital, cash flows from operations and available credit facilities will be sufficient to fund the Company's operations and investment activities. The Company does not intend to fund any of the cash requirements of Precision.

At December 31, 2003, we had contractual cash obligations to repay debt, to make payments under leases and purchase obligations. Payments due under these long-term obligations are as follows:

                                                                             PAYMENTS DUE BY PERIOD
                                                                         (In Thousands of U.S. Dollars)
                                                                      Remaining in                             2009 AND
CONTRACTUAL OBLIGATIONS                                  TOTAL            2004      2005-2006   2007-2008     THEREAFTER
Long Term Debt Obligations                              $  7,109        $  5,282     $ 1,827

Gross Capital Lease Obligation                            30,409           3,198       7,775     $  3,602     $    15,834

Operating Leases                                          14,206             977       2,106        2,134           8,989

UNCONDITIONAL PURCHASE OBLIGATIONS                        23,256          23,256
                                                    ------------ --------------- ----------- ------------ ----------------
TOTAL CONTRACTUAL CASH OBLIGATIONS                      $ 74,980       $  32,713    $ 11,708      $ 5,736     $    24,823
                                                    ============ =============== =========== ============ ================

Estimated taxes and interest to be paid in 2004 are $1.7 million and $2.1 million, respectively.


CONTROLLING SHAREHOLDER

Elamex was acquired by Accel, S.A. de C.V. and certain other investors in May 1990, and is controlled by Accel, S.A. de C.V. Elamex, S.A. de C.V. is the successor pursuant to the merger, effective October 1, 1995 (the Effective
Date), of Elamex Internacional with and into Elamex, S.A. de C.V.


EXCHANGE RATES AND INFLATION

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The more critical of these policies are as follows:

Accrued Rebates - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.

Prepaid Slotting Allowances - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized to sales revenue, as required by EITF 01-09 using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks.

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

Revenue Recognition - For metal stamping and food products, revenues are recognized at the time the order is shipped. For contract-manufacturing revenues are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

Allowances for bad debts - The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support amounts due for the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

Impairment of Long-Lived Assets - Long-lived assets, which include property, goodwill, intangible assets and certain other assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Elamex does not engage in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days.

Also, see section under Recent Accounting Pronouncements.


EMPLOYEE STATUTORY PROFIT-SHARING

All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit-sharing in an aggregate amount equal to 10% of net income, calculated for employee statutory profit-sharing purposes, of the individual corporation employing such employees. All of Elamex's Mexico based employees are employed by its subsidiaries, each of which pays profit-sharing in accordance with its respective net income for profit-sharing purposes. Tax losses and other certain adjustments for US GAAP purposes do not affect employee statutory profit sharing. Employee statutory profit-sharing expense is reflected in Elamex's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit-sharing payments are made. Elamex's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of Elamex's subsidiaries for profit-sharing purposes or of the amount of employee statutory profit sharing.

There was no employee statutory profit-sharing expense for the years ended December 31, 2003, 2002, and 2001.


INCOME TAX AND ASSET TAX

The Company's Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must be first utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company's subsidiaries have elected this option. The total asset tax paid by the Company's subsidiaries for the year ended December 31, 2003 was approximately $923 thousand.

Effective January 1, 1999, a tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the year ended December 31, 2001.

The tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter.

The amounts of Elamex's Mexican net asset tax and tax loss carry-forwards at December 31, 2003 and 2002 are set forth in Note 9 to the Consolidated Financial Statements, included in Item 8 of this form 10-K. Elamex's effective tax rate was 16.2% in 2001, 9.8% in 2002 and (7.5)% in 2003.

The primary difference between the overall effective tax rate and the statutory rates of 34% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax, non-deductible goodwill impairment expense in the U.S, and changes in the Mexican and US valuation allowances.

In addition SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carry back and carry forward periods, and existing contracts or sales backlog that will result in future profits, among other factors. For 2003, the Company concluded that it was appropriate to increase the valuation allowance for most of the net deferred tax assets arising from its operations in Mexico and in the United States. As a result, the valuation allowances for deferred tax assets in Mexico and the United States increased by approximately $2.6 million, resulting in additional income tax expense for the third and fourth quarters of 2003, respectively. In addition, primarily as a consequence of Precision's filing for protection under bankruptcy laws on December 19, 2003, the Company's investment in Precision, reported under the equity method of accounting, was reduced by an increase in the valuation allowance against Precision's underlying deferred tax assets of $4.5 million.

The majority stockholder has filed a consolidated tax return with Elamex's operations since 1995. The Tax Sharing Agreement entered into between the majority stockholder, Accel, S.A. de C.V., and Elamex through 1998 provided that Elamex transfer monthly an amount equal to its estimated tax payment, less credits, split between Accel and the Mexican tax Authority based on Accel's ownership in Elamex. Beginning in 1999, tax law for consolidation required Elamex and its subsidiaries to pay amounts directly to the Mexican Tax Authority (SHCP) based on their individual tax calculations. The payments are calculated as required by the SHCP as if Elamex and subsidiaries were filing a stand-alone income tax return for such year. The majority stockholder further agrees to reimburse Elamex for use of any of Elamex's tax benefits at the time Elamex would otherwise realize the benefit.

Elamex's U.S. subsidiaries file a consolidated U.S. income tax return and pay their own taxes as if they had to file individual income tax returns.


ACQUISITIONS / DIVESTITURES

The sale of certain assets, effective at the close of business on July 4, 2003, was made to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created Companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer. Elamex received approximately $1.8 million in cash. In connection with the disposition the Company transferred assets with a book value of $120 thousand to the buyer and recorded a gain of $1.7 million. The Company incurred other costs of approximately $575 thousand associated with the sale, which were included in operating expenses in the 2003 results of operations.

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. The purchase price was cash payment of US$1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares were contingent and subject to escrow agreements, which required Franklin to reach certain income levels through December 31, 2003. Franklin did not reach the required income level, therefore the 278,499 shares in escrow will be canceled or used for a different purpose.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2001, are estimated in the following table:

                        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                            ----------------------  ----------------------
                               December 31, 2002       December 31, 2001
                            ----------------------  ----------------------
      Net sales                   $ 151,179               $ 170,461
      Gross profit                   18,077                   8,693
      Net loss                      (11,090)                (23,120)
      Net loss per share              (1.48)                  (3.08)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns or both. For investments in variable interest entities formed after December 31, 2003, the Company will be required to apply FIN 46(R) as of January 1, 2004. As of December 31, 2003, the Company does not have any variable interests held in special purpose entities. The Company will be required to apply FIN 46(R) to any other investments in variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN 46(R) to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In general this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with Elamex's future growth and profitability, the ability of Elamex to continue to increase sales to existing customers and new customers, and the effects of competitive and general economic conditions. These risks may cause our actual results, levels of activity, performance or achievements to be materially different from our future results from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

All statements that relate to future events or to our future performance as forward-looking statements. In some cases, forward-looking statements can be identified by terms such as "may", "will", "should", "expect", "plans", "seeks", "anticipates", "believes", "estimates", "predicts", "potential", "continue", "seeks to continue", "intends", or other comparable terminology. Although forward-looking statements help provide complete information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

There can be no assurance that Elamex's principal customers will continue to purchase products and services from Elamex at the current levels, if at all, and the loss of one or more major customers could have a material adverse effect on Elamex's operating results.

We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements in this Annual Report on Form 10-K are based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. No such items were outstanding at December 31, 2003.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $7.1 million at December 31, 2003, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates could result in a $70 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Elamex, S.A. de C.V.


We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.


Deloitte & Touche


March 25, 2004
Ciudad Juarez, Chihuahua, Mexico


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002 (IN THOUSANDS OF U.S. DOLLARS)

                                                                           2003              2002
                                                                        ---------         ---------
ASSETS
Current assets:
 Cash and cash equivalents                                              $   2,299         $   8,919
 Receivables:
  Trade accounts receivable, net                                            7,400            17,120
  Other receivables, net                                                      854             1,055
                                                                        ---------         ---------

                                                                            8,254            18,175

 Inventories, net                                                           7,921            14,018
 Income taxes receivable from Accel                                           879               950
 Other taxes receivable                                                       499             1,545
 Prepaid expenses                                                           1,024             1,420
 Deferred income taxes                                                          -               279
                                                                        ---------         ---------
  Total current assets                                                     20,876            45,306

Property, plant and equipment, net                                         39,956            69,979
Investment and loans to unconsolidated joint venture                          864             3,269
Investment in unconsolidated subsidiary in bankruptcy                           -
Goodwill, net                                                               3,707            11,827
Deferred income taxes                                                         885             1,932
Other assets, net                                                           1,415             2,188
                                                                        ---------         ---------
                                                                        $  67,703         $ 134,501
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                    $   5,282         $   8,939
 Current portion of capital lease obligations                               1,051               971
 Accounts payable                                                           6,551            16,442
 Accrued expenses                                                           6,543             5,977
 Taxes payable                                                                108                78
                                                                        ---------         ---------
  Total current liabilities                                                19,535            32,407

Long-term debt, excluding current portion                                   1,827            20,133
Capital lease obligations, excluding current obligations                   15,313            16,296
                                                                        ---------         ---------
  Total liabilities                                                        36,675            68,836
                                                                        ---------         ---------

Commitments and contingencies                                                   -                 -

Stockholders' equity:
 Preferred stock, no par, 50,000,000 shares authorized,
   none issued or outstanding
 Common stock, 22,400,000 shares authorized, 8,323,161
 issued and 7,510,762 and 7,789,261(including shares in escrow)
 outstanding for 2003 and 2002, respectively                               36,963            36,963
 (Deficit) retained earnings                                               (3,388)           31,220
 Treasury stock, 542,101 and 533,900 shares at cost for 2003 and
 2002, respectively                                                        (2,547)           (2,518)
                                                                        ---------         ---------
  Total stockholders' equity                                               31,028            65,665
                                                                        ---------         ---------
                                                                        $  67,703         $ 134,501
                                                                        =========         =========

See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)


                                                                      2003               2002               2001
                                                               ------------------ ------------------ ------------------
Net sales                                                       $        157,250   $        134,269   $        131,984
Cost of sales                                                            139,336            120,142            129,878
                                                               ------------------ ------------------ ------------------
  Gross profit                                                            17,914             14,127              2,106
                                                               ------------------ ------------------ ------------------

Operating expenses:
 General and administrative                                                9,198              7,092              9,373
 Selling                                                                   7,009              4,179              1,265
 Distribution                                                              9,463              4,149
 Impairment of long lived assets                                          13,235
 Goodwill impairment                                                       8,120
 Restructuring charges                                                                                          12,916
                                                               ------------------ ------------------ ------------------
  Total operating expenses                                                47,025             15,420             23,554
                                                               ------------------ ------------------ ------------------
  Operating loss                                                         (29,111)            (1,293)           (21,448)
                                                               ------------------ ------------------ ------------------

Other (expense) income:
 Interest income                                                              14                506              1,280
 Interest expense                                                         (3,517)            (2,280)            (2,098)
 Equity in losses of unconsolidated affiliates                            (2,107)            (1,125)            (1,464)
 Gain on sale of certain shelter operations                                1,680
 Gain on sale of subsidiaries                                                                                    2,612
 Other, net                                                                  852             (1,533)               374
                                                               ------------------ ------------------ ------------------
  Total other (expense) income                                            (3,078)            (4,432)               704
                                                               ------------------ ------------------ ------------------

  Loss before income taxes, minority interest and cumulative
  effect of change in accounting principle                               (32,189)            (5,725)           (20,744)

 Income tax provision (benefit)                                            2,419               (561)            (3,362)
                                                               ------------------ ------------------ ------------------

 Loss before minority interest and cumulative effect
 of change in accounting principle                                       (34,608)            (5,164)           (17,382)

 Minority interest                                                                                               6,352
                                                               ------------------ ------------------ ------------------
 Loss before cumulative effect of change in accounting
 principle                                                               (34,608)            (5,164)           (11,030)

 Cumulative effect of change in accounting principle, net of
 tax                                                                                           (853)
                                                               ------------------ ------------------ ------------------
  Net loss                                                               (34,608)            (6,017)           (11,030)

 Other comprehensive income (loss), net of income tax benefit                                   379               (342)
                                                               ------------------ ------------------ ------------------
 Comprehensive loss                                             $        (34,608)  $         (5,638)  $        (11,372)
                                                               ================== ================== ==================

 Net loss per share, basic and diluted before
 cumulative effect of change in accounting principle            $          (4.61)  $          (0.72)  $          (1.61)
 Cumulative effect of change in accounting principle, net of
 tax                                                                                          (0.12)
                                                               ------------------ ------------------ ------------------
 Net loss per share, basic and diluted                          $          (4.61)  $          (0.84)  $          (1.61)
                                                               ================== ================== ==================
 Shares used to compute net loss per share, basic and diluted          7,505,257          7,188,431          6,866,100
                                                               ================== ================== ==================

See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS)


                                                  COMMON STOCK                                 ACCUMULATED
                                           --------------------------- (DEFICIT)                  OTHER           TOTAL
                                                SHARES       AMOUNT    RETAINED    TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                             OUTSTANDING               EARNINGS      STOCK         LOSS          EQUITY
                                           --------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 2001                      6,866,100   $  35,060   $  48,267   $ (2,518)    $     (37)      $   80,772

 Net loss                                                                (11,030)                                  (11,030)

 Unrealized loss on investment securities                                                            (342)            (342)
                                           --------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 2001                    6,866,100      35,060      37,237     (2,518)         (379)          69,400

 Common stock issued in purchase
   acquisition                                   923,161       2,865                                                 2,865

 Common stock under escrow agreement            (278,499)       (962)                                                 (962)

 Net loss                                                                 (6,017)                                   (6,017)

 Permanent impairment on investment
   securities                                                                                         379              379
                                           --------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 2002                    7,510,762      36,963      31,220     (2,518)            -           65,665

 Treasury stock                                                                         (29)                           (29)

 Net loss                                                                (34,608)                                  (34,608)
                                           --------------------------------------------------------------------------------

 BALANCE, DECEMBER 31, 2003                    7,510,762   $  36,963   $  (3,388)  $ (2,547)    $       -       $   31,028
                                           ================================================================================

 See accompanying notes to the consolidated financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS)


                                                                      2003               2002               2001
                                                               ------------------ ------------------ ------------------
Cash flows from operating activities:
   Net loss                                                     $        (34,608)  $         (6,017)  $        (11,030)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
 Depreciation and amortization                                             6,085              4,750              4,409
 Gain on sale of certain shelter operations                               (1,680)
 Gain on sale of subsidiaries                                                                                   (2,612)
 Cumulative effect of change in accounting principle -
   goodwill impairment                                                                          853
 Provision for doubtful trade accounts receivable                          1,294                141              1,364
 Goodwill impairment loss                                                  8,120
 Provision for excess and obsolete inventory                                                  1,176
 Equity in loss of unconsolidated affiliates                               2,107              1,125              1,464
 Permanent impairment on investment securities                                                  563
 Deferred income tax expense (benefit)                                     1,326               (548)            (4,062)
 Minority interest in losses of joint venture                                                                   (6,352)
 Losses on disposal-impairment of property, plant and
   equipment                                                              13,235                613              6,106
 Change in operating assets and liabilities, net of effects
   from deconsolidation of Precision in 2003, acquisition
   of Franklin in 2002 and deconsolidation of Joint Venture
   in 2001:
 Trade accounts receivable                                                 1,719              2,642              2,204
 Other receivables                                                          (901)             1,777                885
 Inventories                                                               1,013             (4,167)             3,493
 Refundable income taxes                                                   1,117                870                (64)
 Prepaid expenses                                                            396               (304)               742
 Other assets                                                                (71)            (4,686)              (126)
 Accounts payable                                                          1,671                839             (7,320)
 Accrued expenses                                                          1,384             (1,192)            (2,824)
 Taxes payable                                                                30                 11               (770)
 Other liabilities                                                             -                (57)               (48)
                                                               ------------------ ------------------ ------------------
         Net cash provided by (used in) operating activities               2,237             (1,611)           (14,541)
                                                               ------------------ ------------------ ------------------

Cash flows from investing activities:
 Proceeds from sale of investment security                                                                       1,945
 Purchases of property, plant and equipment                               (6,433)            (6,237)            (4,424)
 Investment in joint venture                                              (1,175)            (1,550)            (1,300)
 Cash effects of deconsolidation of affiliates                               (71)                               (1,506)
 Acquisition of Franklin, net of cash acquired                                               (2,753)
 Proceeds from sale of subsidiaries                                        1,800                                 2,612
 Issuance of related party note receivable                                                                      (3,000)
 Repayment of related party note receivable                                                                      7,000
                                                               ------------------ ------------------ ------------------
         Net cash (used in) provided by investing activities              (5,879)           (10,540)             1,327
                                                               ------------------ ------------------ ------------------

Cash flows from financing activities:
 Proceeds from notes payable and long term-debt                            1,839              7,795             11,633
 Payments of notes payable and long term-debt                             (3,912)            (3,124)            (5,926)
 Principal repayments of capital lease obligations                          (905)              (451)
                                                               ------------------ ------------------ ------------------
         Net cash (used in) provided by financing activities              (2,978)             4,220              5,707
                                                               ------------------ ------------------ ------------------

Net decrease in cash and cash equivalents                                 (6,620)            (7,931)            (7,507)

Cash and cash equivalents, beginning of year                               8,919             16,850             24,357
                                                               ------------------ ------------------ ------------------
Cash and cash equivalents, end of year                          $          2,299   $          8,919   $         16,850
                                                               ================== ================== ==================

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      2003               2002               2001
                                                               ------------------ ------------------ ------------------

Interest paid, net of amounts capitalized of $136, $106 and
$92 for 2003, 2002 and 2001, respectively                       $          2,709   $          3,826   $          1,124
                                                               ================== ================== ==================
Income taxes paid                                               $            823   $            393   $            632
                                                               ================== ================== ==================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

The Company discontinued consolidation of its joint venture (Qualcore) as of June 30, 2001. In conjunction with the deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:

         Assets removed net of cash                                                                   $         20,298
         Liabilities removed                                                                                    21,804
                                                                                                     ------------------
         Net cash effect of deconsolidation                                                           $          1,506
                                                                                                     ==================

         Debt incurred to refinance existing debt                                                     $          2,841
                                                                                                     ------------------
         Debt capitalized as equity in the joint
         venture                                                                                      $          9,023
                                                                                                     ==================

The Company purchased Franklin in 2002. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

         Fair value of assets acquired                                             $         37,569
         Liabilities assumed                                                                (32,913)
         Common stock issued, net of amounts in escrow                                       (1,903)
                                                                                  ------------------
         Net cash paid                                                             $          2,753
                                                                                  ==================

The Company discontinued consolidation of its Metal Stamping Segment (Precision) as of December 19, 2003. In conjunction with the deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:

         Assets removed net of cash                         $         32,198
         Liabilities removed                                          32,269
                                                           ------------------
         Net cash effect of deconsolidation                 $             71
                                                           ==================

Stock used to repay employee loan

                       Treasury stock                       $            (29)
                                                           ==================
                       Other receivables                    $             29
                                                           ==================

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN THOUSANDS OF U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are a group of Companies in Mexico and the United States that provide manufacturing, packaging and distribution services. The Company provides customized manufacturing services in the candy and nut industry, plastic and stamped metal components industry. The Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, in Mexico, and in Louisville, Kentucky and El Paso, Texas in the United States.

On December 19, 2003 the Metal Stamping segment wholly owned subsidiary Precision Tool, Die and Machine Company ("Precision") voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court to implement a restructuring of its debt. Also, in December 2003 the Company's Board of Directors authorized the sale of Precision. As a consequence of seeking protection under bankruptcy laws, the Company no longer controls Precision's operations as of December 19, 2003. The Company's investment in Precision was deconsolidated and is thereafter recognized in accordance with the equity method of accounting.

In July 2002, the Company acquired the new Food Products segment, which is Mt. Franklin Holdings LLC and subsidiaries ("Franklin"). Franklin operates a retail nut and foodservice nut packaging and marketing company located in El Paso, Texas and a candy manufacturing and packaging facility located in Ciudad Juarez, Mexico (see Note 3).

The Company is a subsidiary of Accel, S.A. de C.V. (Accel), which owns approximately 57.6% of the Company's issued and outstanding common shares at December 31, 2003.

BASIS OF PRESENTATION - These consolidated financial statements and the accompanying notes are prepared in U.S. dollars, the functional and reporting currency of Elamex.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) and include the accounts of the Company and its wholly-owned and majority-owned, controlled subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Effective December 19, 2003, the results of operations of Precision, (Metal Stamping Segment) which was previously consolidated are being reported on the equity method. This was due to the voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code.

Financial information for Precision as of and for the year ended December 31, 2003 is as follows:

                                               (In Thousands of
                                                 U.S. Dollars)
                                            ----------------------
              Current assets                          $    13,188
              Non current assets                           17,860
              Current liabilities                          32,547
              Net sales                                    72,019
              Gross margin                                (1,861)
              Net loss                                   (16,709)

During the fourth quarter of 2003 Precision encountered circumstances that indicated that its carrying value may not be recoverable, as such, the Company engaged an independent company to assist in the valuation of long-lived assets for impairment. Based on the analysis of future cash flows of the assets group the Company reported an impairment of Precision's long-lived assets of $13.2 million in December 2003. This impairment is recorded in the statement of operations as impairment of long-lived assets.

During 2003 the Company loaned Precision $1.5 million in the form of a note receivable, to meet working capital needs. At December 31, 2003 , the Company had notes receivable from Precision of $1.5 million.

The Company's share of undistributed equity net of amounts receivable from Precision at December 31, 2003 was $0.

Effective July 1, 2001, the operating results of Qualcore S. de R. L. de C.V. ("Qualcore"), a joint venture with General Electric de Mexico ("GE de Mexico"), which was previously consolidated, are being reported on the equity method. This was the result of the change in management control of the joint venture. As of the beginning of the third quarter 2001 a new four-member board of directors in which the two partners have equal voting rights directs the operations of Qualcore. A general manager appointed by the board of directors, reports directly to such board of directors.

Financial information for Qualcore as of and for the year ended December 31, 2003 is as follows:

                                          (In Thousands of U.S. Dollars)
                                         ----------------------------------
           Current assets                          $       3,473
           Non current assets                              9,529
           Current liabilities                             9,588
           Long-term liabilities                           3,991
           Net sales                                      18,798
           Gross margin                                   (2,067)
           Net loss                                       (3,657)

During 2003 the Company loaned Qualcore $1,025 in the form of a note receivable, to meet working capital needs. At December 31, 2003 and 2002, the Company had notes receivable from Qualcore of $2,325 and $1,750, respectively

The Company's share of undistributed equity net of amount receivable from Qualcore at December 31, 2003 was $864.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN ACCOUNTING PRINCIPLE - As of January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" which requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $492 thousand for the year ended December 31, 2002.

The Company engaged an independent company to assist in the valuation of goodwill assigned to Precision. The fair value of the operating entity was determined using a discounted cash flow model. Based on the analysis performed the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $853 thousand in the first quarter of 2002, which was recorded as a cumulative effect of change in accounting principle.

The following table details the pro forma transitional disclosures:

                                                                    ($000s except for earnings-per-share amounts)
                                                                     2003               2002               2001
                                                                ----------------   ----------------   ----------------
      Reported net loss                                          $      (34,608)    $       (6,017)    $     (11,030))

      Add back: Goodwill amortization                                                                            492
      Add back: Cumulative effect of change in accounting
      principle, net of tax                                                                    853
                                                                ----------------   ----------------   ----------------
      Adjusted net loss                                          $      (34,608)    $       (5,164)    $      (10,538)
                                                                ----------------   ----------------   ----------------
      Basic and diluted earnings per share:
           Reported net loss                                     $        (4.61)    $        (0.84)    $        (1.61)
           Goodwill amortization                                                                                 0.07
           Cumulative effect of change in accounting principle                                0.12
                                                                ----------------   ----------------   ----------------
           Adjusted net loss                                     $        (4.61)    $        (0.72)    $        (1.54)
                                                                ----------------   ----------------   ----------------

The Company completed its annual impairment test during the first quarter of 2003 and reported an impairment of goodwill of $3.6 million. The goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co. in 1999. The primary reason for the impairment was an increase in required capital expenditures necessary to replace aging equipment and new capital for business expansion. The Company has elected to annually test goodwill for impairment during the first quarter of the year and whenever an indication of impairment occurs. As a consequence of the voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code filed by Precision the Company tested the value of the goodwill in December 2003 and determined an additional impairment of goodwill of $4.5 million for Precision goodwill. After impairment, goodwill remaining on the books is approximately $3.7 million of goodwill recorded during the third quarter of 2002 as a result of the acquisition of Mt. Franklin Holdings (See Note 3).

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos ("Pesos"), of approximately $0 and $262 thousand at December 31, 2003 and 2002, respectively. The Company had approximately $2.3 million and $8.7 million at December 31, 2003 and 2002, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

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

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                2003               2002               2001
                                          ----------------   ----------------   ----------------
                                                      (In Thousands of U.S. Dollars)
Beginning balance                          $          654     $          649     $          165
Additions charged to expense                        1,294                141              1,364
Accounts written off                                 (159)              (136)              (880)
Precision balance deconsolidated                     (514)
                                          ----------------   ----------------   ----------------
Ending balance                             $        1,275     $          654     $          649
                                          ================   ================   ================

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in other, net on the accompanying consolidated statements of operations are foreign exchange losses of $211 thousand, $328 thousand, and $8 thousand for the years ended December 31, 2003, 2002, and 2001, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in thousands of U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the Official Gazette of the Federation), which is the approximate rate at which a receivable or payable can be settled as of each period end:

                                                2003               2002
                                          ----------------   ----------------
                                             (In Thousands of U.S. Dollars)

         Cash and cash equivalents         $            -     $          262
         Other receivables                            854              1,032
         Prepaid expenses and refundable
           taxes                                    1,282              1,705
         Other assets, net                              5                 26
         Accounts payable                            (189)              (477)
         Accrued expenses and other
           liabilities                               (546)            (1,264)
                                          ----------------   ----------------
         Net foreign currency position     $        1,406     $        1,284
                                          ================   ================

In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (see Note 10). The recorded net deferred tax asset of $885 thousand and $2.2 million at December 31, 2003 and 2002 respectively, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican and U.S. tax bases.

FOREIGN EXCHANGE INSTRUMENTS - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 2003 or 2002.

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

STOCK-BASED COMPENSATION - The Company accounts for the stock option plans under APB Opinion No. 25, under which compensation cost of $223 thousand and $321 thousand were recognized in 2003 and 2002, respectively. Additional compensation expense of $126 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 2003, would have been adjusted to the following pro forma amounts:

                                                                   (In Thousands of U.S. Dollars, Except Per Share Data)
                                                                                             2003                   2002
  Net loss as reported                                                                  $(34,608)               $(6,017)

  Stock based employee compensation expense included in reported net loss                    223                    321

  Total stock-based employee compensation expense determined under
  fair value based method                                                                   (282)                  (440)
                                                                                       -----------    -------------------
  Pro forma net loss                                                                    $(34,667)               $(6,136)
                                                                                       ===========    ===================

  Loss per share Basic and Diluted:
  As reported                                                                             $(4.61)                $(0.84)
                                                                                       ===========    ===================
  Pro forma                                                                               $(4.62)                $(0.85)
                                                                                       ===========    ===================

BASIC AND DILUTED NET LOSS PER SHARE - Basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year. There are no potentially dilutive securities for the year ended December 31, 2001. Dilutive stock options for the years ended December 31, 2003 and 2002 have not been included in the calculation as their effect would be antidilutive due to the net loss.

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

EMPLOYEE STATUTORY PROFIT-SHARING - A provision for deferred employee statutory profit-sharing in Mexico is computed on income subject to employee statutory profit-sharing, which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit-sharing and financial statement purposes. There has been no employee statutory profit-sharing expense for the years ended December 31, 2003, 2002, and 2001, respectively.

POST-RETIREMENT BENEFITS - Employees are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 2003 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

ACCRUED REBATES - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.

PREPAID SLOTTING ALLOWANCES - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized to sales revenue, as required by EITF 01-09, using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks. Prepaid slotting allowances of $1.3 million and $1.6 million are included on the balance sheet as other assets at December 31, 2003 and 2002 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns or both. For investments in variable interest entities formed after December 31, 2003, the Company will be required to apply FIN 46(R) as of January 1, 2004. As of December 31, 2003, the Company does not have any variable interests held in special purpose entities. The Company will be required to apply FIN 46(R) to any other investments in variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect the adoption of FIN 46(R) to have a material impact on its financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In general this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.


3. ACQUISITIONS AND DISPOSITION OF ASSETS

The sale of certain assets, effective at the close of business on July 4, 2003, was made to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created Companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer. Elamex received approximately $1.8 million in cash. In connection with the disposition the Company transferred assets with a book value of $120 thousand to the buyer and recorded a gain of $1.7 million. The Company incurred other costs of approximately $575 thousand associated with the sale, which were included in operating expenses in the 2003 results of operations.

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Ciudad Juarez, Mexico. The purchase price was cash payment of US$1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares were contingent and subject to escrow agreements, which requires Franklin to reach certain income levels through December 31, 2003. Franklin did not reach the required income level; therefore the 278,499 shares in escrow will be canceled or used for a different purpose.

The unaudited proforma combined historical results, as if Franklin had been acquired at the beginning of fiscal 2001, are estimated in the following table:

                           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                               ---------------------   ---------------------
                                 December 31, 2002       December 31, 2001
                               ---------------------   ---------------------
       Net sales                $           151,179     $           170,461
       Gross profit                          18,077                   8,693
       Net loss                             (11,090)                (23,120)
       Net loss per share                     (1.48)                  (3.08)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

4. RESTRUCTURING CHARGES

During the first quarter of 2001, the Company initiated a process of restructuring its business model to eliminate non-productive assets and business lines. As a result the Company recognized restructuring charges of $12.9 million during the year ended December 31, 2001. Such restructuring charges include severance and related costs and write-off of non-productive assets. As of December 31, 2003 the Company has no accrued liabilities remaining in connection with such restructuring charges.

5. INVENTORIES

Inventories consist of the following:

                                                     2003            2002
                                                 (In Thousands of U.S. Dollars)
       Raw materials                             $      1,841    $       4,519
       Packaging supplies                               2,140            2,096
       Work-in-process                                    260            1,622
       Finished goods                                   4,220            6,792
                                                --------------  ---------------
       Sub total                                        8,461           15,029
       Less reserve for excess and obsolete
        inventory                                        (540)          (1,011)
                                                --------------  ---------------
       Total                                         $  7,921        $  14,018
                                                ==============  ===============

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 31 is as follows:

                                                2003               2002               2001
                                                       (In Thousands of U.S. Dollars)

 Beginning balance                         $        1,011     $           25     $          188
 Additions charged to expense                           -              1,176
 Inventory disposed during the year                  (151)              (190)              (163)
 Deconsolidation of Precision                        (320)
                                          ----------------   ----------------   ----------------
 Ending balance                            $          540     $        1,011     $          25
                                          ================   ================   ================

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

                                                2003               2002
                 Estimated useful lives      (In Thousands of U.S. Dollars)
                                     (Years)
         Land                                 $        7,084     $        7,407
         Buildings                      20            31,154             35,340
         Machinery and equipment       3-10           12,350             39,491
         Leasehold improvements         5                                   132
         Vehicles                       5                 42                157
         Construction-in-progress                                         2,490
                                             ----------------   ----------------
          Subtotal                                    50,630             85,017
          Less accumulated depreciation              (10,674)           (15,038)
                                             ----------------   ----------------
          Total                               $       39,956     $       69,979
                                             ================   ================

7. NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt at December 31, 2003 and 2002.

                                                                                                      2003          2002
                                                                                                 (In Thousand of U.S. Dollars)
Revolving line of credit with a bank expiring March 2004. (1)                                                    $     9,150

Note payable to a bank due in semi-annual installments of principal through March 2010. (1)                            7,773

Line of credit with interest-only payments through April 30, 2003 at the bank's prime rate plus
0.75% (4.75% and 5.0% at December 31, 2003 and 2002, respectively); collateralized by substantially all the assets of Franklin. Unused available credit as of December 31, 2003 is
$2.3 million (2)                                                                                  $      4,969         5,774

Building loan - note payable to bank due in monthly installments, including interest at the bank's prime rate plus 0.75% (4.75% and 5.0% at December 31, 2003 and 2002) through July 24,
2005; collateralized by substantially all the assets of Franklin, net of unamortized loan fees
of $5 thousand (2)                                                                                       2,140         2,433

Industrial Revenue Bonds due in semi-annual installments of principal and interest through March
2007. (1)                                                                                                              1,580

Line of credit. (1)                                                                                                    1,500

Note payable to GE Appliances to purchase equipment for Precision. (1)                                                   747

Other                                                                                                                    115
                                                                                                 ------------------------------
Total notes payable and long term debt                                                                   7,109        29,072

 Less:  Current maturities of notes payable and long-term debt                                          (5,282)       (8,939)
                                                                                                 ------------------------------
                                                                                                  $      1,827   $    20,133
                                                                                                 ==============================

Maturities of notes payable and long-term debt are as follows:

                                YEAR            AMOUNT
                                           (In thousands of
                                            U.S. Dollars)
                                2004         $     5,282
                                2005               1,827
                                          -----------------
                                             $     7,109
                                          =================

(1) On December 19, 2003 Precision voluntary filed for protection under Chapter 11 of the Federal Bankruptcy Code in order to implement a restructuring of its debt. As a result of the Chapter 11 filing the Company no longer controls Precision and the assets, liabilities and operations of Precision are no longer consolidated, but are recorded under the equity method of accounting.

(2)In connection with the long-term debt and line of credit, Franklin is required to comply with certain financial covenants including minimum tangible net worth. As of December 31, 2003 Franklin was in compliance with such financial covenants.

8. LEASES

The Company utilizes certain machinery and equipment and occupies certain buildings under both capital and operating lease arrangements that expire at various dates through 2010, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $6.7 million, $7.9 million, and $2.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum lease obligations at December 31, 2003 having an initial or remaining term in excess of one year are as follows:

                                    YEAR                                CAPITAL             OPERATING
                                                                       (In Thousands of U.S. Dollars)

                                    2004                             $        3,198      $           977
                                    2005                                      3,198                1,023
                                    2006                                      4,577                1,083
                                    2007                                      1,801                1,067
                                    2008                                      1,801                1,067
                                 Thereafter                                  15,834                8,989
                                                                    ----------------     ----------------
         Total minimum lease payments                                        30,409       $       14,206
                                                                                         ================
         Less amount representing interest at 7.83% to 16.30%               (14,045)
                                                                    ----------------
         Present value of minimum lease payments                             16,364
         Less current portion                                                (1,051)
                                                                    ----------------
             Long-term capital lease obligations                             15,313
             Long-term capital lease obligations to related parties          11,482
                                                                    ----------------
             Long-term capital lease obligations to third parties    $        3,831
                                                                    ================

The Company leases manufacturing facilities to unrelated parties under operating lease agreements. The Company pays certain taxes on the properties and provides for general maintenance. Included in property, plant and equipment at December 31, 2003 and 2002 is the cost of the land and buildings under operating lease agreements of $16 million and $7.8 million and the related accumulated depreciation of $6.7 million and $3.3 million, respectively.

Rental income was $1.5 million, $882 thousand, and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. The future minimum rental income to be received under these operating leases is $1.3 million in 2004 and in 2005.

9. INCOME TAXES

Mexican tax legislation requires that companies pay a tax calculated as the greater of tax resulting from taxable income or tax on the value of certain assets less certain liabilities (asset tax). Taxes resulting from net income are calculated using Mexican tax regulations, which define deductibility of expenses and recognize certain effects of inflation.

Effective January 1, 1999, a tax rate was enacted in Mexico whereby the corporate tax rate was 35%. An amount equal to 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the year ended December 31, 2001.

The tax law enacted January 1, 2002 eliminated the option to defer the payment of 5% of taxable income and reduces the 35% tax rate to 34% in 2003, 33% in 2004 and 32% thereafter.

The tax provision differs from the statutory tax rate of 34% in 2003 and 35% for 2002 and 2001 on taxable income as follows:

                                                              2003               2002                2001
Taxes at Statutory Rate of 34%                                      34.0 %              35.0 %             35.0 %
Permanent Differences

   Asset Tax Expense                                                (2.9)                1.4

   Foreign Currency Gains/Losses                                    (1.1)              (28.6)              (4.7)

   Loss of Subsidiary Not Recognized                                (1.9)               (6.9)             (15.5)
   Non-Deductible Expenses                                                              (2.4)              (1.3)

   Inflationary Effects                                              1.0                 8.3                5.8

   Inflationary Effects - Fixed assets                               0.6                 6.6                3.6
   Expiration of Tax Loss Carryforwards                                                 (5.7)

   Expiration of Asset Tax Credit Carryforwards                     (1.4)               (9.2)

   Expiration of Capital Loss Carryforwards                         (6.2)
   Effect of Tax Rate Change                                                            (2.3)

   State Taxes, net of fed benefit                                   0.9                 0.5
   Change in Valuation Allowance (Precision)                       (13.9)
   Change in Valuation Allowance                                    (8.2)               21.3              (10.7)
   Goodwill Amortization/Impairment                                 (8.6)               (5.1)              (0.8)

   Other                                                             0.2                (3.1)               4.8
                                                        ----------------- ------------------- ------------------
                                                                    (7.5)%               9.8 %             16.2 %
                                                        ================= =================== ==================

Income tax expense (benefit) consists of:

                                  CURRENT                 CURRENT                DEFERRED                  TOTAL
                                 ASSET TAX              INCOME TAX                 TAX
                                                        (In Thousands of U.S. Dollars)

Mexican                        $          923         $            72         $         2,496         $         3,491
U.S. Companies                                                     99                  (1,171)                 (1,072)
                              ----------------       -----------------       -----------------       -----------------
Year ended December 31, 2003   $          923         $           171         $         1,325         $         2,419
                              ================       =================       =================       =================

Mexican                        $          (78)        $          (485)        $         1,756         $         1,193
U.S. Companies                                                    (67)                 (1,687)                 (1,754)
                              ----------------       -----------------       -----------------       -----------------
Year ended December 31, 2002   $          (78)        $          (552)        $            69         $          (561)
                              ================       =================       =================       =================

Mexican                        $          645         $            55         $        (4,343)        $        (3,557)
U.S. Companies                                                                            281                     195
                              ----------------       -----------------       -----------------       -----------------
Year ended December 31, 2001   $          645         $            55         $        (4,062)        $        (3,362)
                              ================       =================       =================       =================

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                    2003               2002
                                                 (In Thousands of U.S. Dollars)
       DEFERRED TAX ASSETS:
       Asset Tax Credit Carryforward - Mexico   $       2,400      $      1,836
       NOL Carryforwards - Mexico                       3,594             4,580
       NOL Carryforwards - US                           3,940             3,413
       Loss on Sale of Stock (Mexico)                                     1,992

       Capital Loss - US                                   71                71
       Related Party Interest                             849               905
       Inventory                                          291               459
       Bad Debts                                          591               247
       State Taxes                                                          149
       Stock Option Plan                                  201               109

       Accrued Liabilities                                 26               159
       Other                                                                 23
                                               ---------------    --------------
       Subtotal                                        11,963            13,943
       Less:  Valuation Allowance - Mexico             (4,701)           (4,754)
       Less:  Valuation Allowance - US                 (5,115)           (2,418)
                                               ---------------    --------------
       Net Deferred Tax Asset                           2,147             6,771
                                               ---------------    --------------
       DEFERRED TAX LIABILITIES:
          P,P&E                                          (857)           (4,192)
          5% Deferral of Taxes - Mexico                  (335)             (363)

          Other                                           (70)               (5)
                                               ---------------    --------------
       Total Deferred Tax Liabilities                  (1,262)           (4,560)
                                               ---------------    --------------
       Net Deferred Tax Asset/(Liability)       $         885      $      2,211
                                               ===============    ==============

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowances of $9.8 and $7.2 million at December 31, 2003 and December 31, 2002, respectively, relate primarily to certain asset tax credit and tax net operating loss carryforwards of individual Mexican subsidiaries and the entire net deferred tax asset of the US Companies. The increase in the valuation allowance at December 31, 2003 to $9.8 million relates primarily to the expiration of certain asset tax credits and capital loss carryforwards of individual Mexican subsidiaries, and the effect of reserving the entire net deferred asset tax related to the US companies. In addition, primarily as a result of the voluntary petition for reorganization filed by Precision under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2003, the Company's investment in Precision, reported under the equity method of accounting, was reduced by an increase in the valuation allowance against Precision's underlying deferred tax assets of $4.5 million.

An analysis of the activity of the valuation allowance for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                        2003           2002            2001
                                                           (In thousands of U.S. Dollars)
Beginning balance                                    $    7,172     $    5,972     $     6,077

Additions charged to expense (Mexico)                     2,743          1,340           2,227
Decrease - Deconsolidation of Qualcore                                                  (2,332)

Decreases recorded to income (Mexico)                      (804)        (2,558)
Expiration of Capital Loss Carryforwards (Mexico)        (1,992)
Additions recorded to Goodwill (U.S.)                                    2,418

Additions charged to expense (U.S. - Precision)           4,465
Decrease - Deconsolidation of Precision                  (4,465)

Additions charged to expense (U.S.)                       2,697
                                                    ------------   ------------   ------------
Ending Balance                                       $    9,816     $    7,172     $    5,972
                                                    ============   ============   ============

The Mexican net asset taxes paid, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year, for ten years following the payment of the tax. These asset tax carryforwards as of December 31, 2003 are $2.7 million and expire on various dates through 2013.

At December 31, 2003, certain of the Mexican companies had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:

                  YEAR                           AMOUNT
                                         (In Thousands of U.S.
                                                Dollars)
                  2007                           $      455
                  2009                                  148
                  2010                                  447
                  2011                                6,805
                  2012                                2,698
                  2013                                  680
                                         -----------------------
                                                $    11,233
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

Dividends paid by Mexican companies, which exceed earnings, and profits, as defined by the Mexican income tax law, are subject to a 34% income tax, payable by the Company on 1.5152 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 2003, 2002 and 2001.

10. STOCKHOLDERS' EQUITY

COMMON STOCK - Under the bylaws and Mexican law, the capital stock of Elamex, S.A. de C.V. must consist of fixed capital and may have, in addition thereto, variable capital. Stockholders holding shares representing variable capital common stock may require the Company, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the 30 trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Company's shares as approved at the meeting of stockholders for the latest fiscal year prior to the redemption date. In July 2002, the Company issued 923,161 restricted shares of its authorized variable capital common stock in connection with the acquisition of Mt. Franklin Holdings (see Note 3). Although the variable capital common stock is redeemable by the terms described above, such shares would be classified as a component of stockholders' equity in the consolidated balance sheets. Management believes the variable common stock represents permanent capital because the timing and pricing mechanisms through which a stockholder would exercise this option to redeem are such that a stockholder, from an economic standpoint, would not exercise this option. At the time a stockholder is required to give notice of redemption, the stockholder will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the stockholder in an immediate public sale.

Under Mexican law, dividends must be declared in Pesos. If dividends are declared in the future, the Company's intent is to pay the dividends to all stockholders in U.S. dollars, as converted from Pesos as of the date of record, unless otherwise instructed by the stockholder.

Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 2003 and 2002 was approximately $1.6 million. The Company anticipates that no additional allocation will be made at its annual stockholders' meeting to be held on April 29, 2004. Retained earnings available for dividends under Mexican law at December 31, 2003 and 2002 were $16.0 million and $17.4 million respectively.

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

No shares of preferred stock have been issued as of December 31, 2003.

11. STOCK OPTION PLANS

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During 2003, 63,230 options were forfeited due to the resignation of the awarded executives during the year.

The following is a summary of option activity for the 2 years ended December 31, 2003:

                                                                 Weighted
                                     Options Under               Average
                                         Plan                 Exercise Price
Outstanding at
     January 1, 2002
     Granted                            270,730                   $3.05
                                ------------------------ -----------------------
Outstanding at
     December 31, 2002                  270,730                   $3.05
     Forfeited                         (63,230)                   $6.00
                                ------------------------ -----------------------
Outstanding at
     December 31, 2003                  207,500                   $2.14
                                ======================== =======================

The following table summarizes information concerning currently outstanding and exercisable options:

         OPTIONS      EXERCISE     LIFE IN          NUMBER             STOCK
       OUTSTANDING     PRICE        YEARS       EXERCISABLE AT    PRICE AT GRANT
                                              DECEMBER 31, 2003        DATE

         200,000       $2.00         10            100,000            $5.35

          7,500        $6.00         10               -               $5.35

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan. Also, based on an analysis of these options using the Black-Scholes method, the Company believes the fair value of such options is zero and no proforma expense is recorded in connection with these options.

12. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution plans. Participants in the plans may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 2003, 2002 and 2001, approximately $120 thousand, $118 thousand and $134 thousand, respectively, have been charged to expense in connection with these plans.

Prior to its acquisition by the Company, Franklin had a 401(k) Savings Plan for eligible Franklin employees as defined in the plan agreement. The 401(k) Savings Plan provides for discretionary matching contributions. For the year ended December 31, 2003 Franklin approved matching contributions of 100% of participating employees' contributions up to a maximum of 6% of each employee's compensation, which were approximately $136 thousand. No matching contributions were approved in year 2002, subsequent to the acquisition by the Company.

13. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping, and 3) Food Services. During the third quarter of 2002 the Company acquired the third segment, Food Services. The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Certain assets and contracts related to Shelter services were sold as of July 4, 2003 (See note 3). The Metal Stamping segment consists of Precision the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors. The Food Services segment, Franklin, operates a retail nut and foodservice nut packaging and marketing company, located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico. The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately. Inter-segment adjustments are related primarily to inter-segment sales at cost in the normal course of business.

Information about the operating segments for the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                                                       UNALLOCATED
                                                   SHELTER     METAL (1)      FOOD       CORPORATE     INTER-
                                                   SERVICES    STAMPING     SERVICES     AND OTHER    SEGMENT       TOTAL
                                                ---------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003
 Net sales                                        $  25,677    $  70,988    $ 75,648   $             $ (15,063)   $157,250
 Operating loss                                        (333)     (17,231)       (292)      (11,255)                (29,111)
 Net interest expense (income)                           41          754       3,071          (363)                  3,503
 Income (loss) before income taxes                    1,402      (18,304)     (2,610)      (12,677)                (32,189)
 Net loss                                            (1,917)     (15,915)     (2,610)      (14,166)                (34,608)
 Assets                                              14,178                   50,537         4,629      (1,641)     67,703
 Depreciation and amortization                          868        2,938       2,271             8                   6,085
 Capital expenditures                                   313        4,327       1,750            43                   6,433
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
 Net sales                                        $  31,677    $  75,279    $ 33,180   $             $  (5,867)   $134,269
 Operating income (loss)                                499          575        (264)       (2,103)                 (1,293)
 Net interest expense (income)                            1          815       1,672          (714)                  1,774
 Income (loss) before income taxes                      260         (669)     (1,936)       (3,380)                 (5,725)
 Net loss                                              (933)        (145)     (1,286)       (3,653)                 (6,017)
 Assets                                              18,995       47,085      50,154        28,336     (10,069)    134,501
 Depreciation and amortization                        1,275        2,416       1,059                                 4,750
 Capital expenditures                                   286        5,075         876                                 6,237
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
 Net sales                                        $  55,356    $  78,770               $         -   $  (2,142)   $131,984
 Operating income (loss)                            (14,768)         (10)                   (6,670)                (21,448)
 Net interest expense (income)                       (1,580)      (1,673)                    2,435                    (818)
 Loss before income taxes                           (17,863)      (1,726)                   (1,155)                (20,744)
 Net loss                                           (10,486)      (1,532)                      988                 (11,030)
 Assets                                              21,931       43,054                    36,516                 101,501
 Depreciation and amortization                        1,999        2,145                       265                   4,409
 Capital expenditures                                   910        3,514                                             4,424
---------------------------------------------------------------------------------------------------------------------------

(1) THE METAL STAMPING SEGMENT (PRECISION) WAS CONSOLIDATED THROUGH DECEMBER 19, 2003. AS A CONSEQUENCE OF VOLUNTARY FILING FOR CHAPTER 11 PROTECTION, AS OF DECEMBER 19, 2003 THE INVESTMENT IN PRECISION IS RECOGNIZED IN ACCORDANCE WITH THE EQUITY METHOD.

The Company has 10 facilities in the U.S. and Mexico to serve its customers. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for 74.7% and 73.5% of total long-lived assets in 2003 and 2002, respectively. Mexico accounted for 25.3% and 26.5% of total long-lived assets in 2003 and 2002, respectively.

Geographic net sales for the years ended December 31, were as follows:

                                   2003           2002            2001
                                      (In Thousands of U.S. Dollars)
                              -----------------------------------------------
                 United States      $157,250       $134,269         $127,452
                 Mexico                                                4,532
                              --------------- -------------- ----------------
                                    $157,250       $134,269         $131,984
                              =============== ============== ================

Geographic net property, plant and equipment by location as of December 31, were as follows:

                                             2003                2002
                                          (In Thousands of U.S. Dollars)
                 United States          $        29,856      $      51,407
                 Mexico                          10,100             18,572
                                       -----------------    ---------------
                                        $        39,956      $      69,979
                                       =================    ===============

14. MAJOR CUSTOMERS

Certain customers, all located in the United States, accounted for at least 10% of the Company's total sales during the years ended December 31, as follows:

       CUSTOMER            PRODUCTS AND SERVICES          2003    2002    2001

          A      Metal stamping of appliance products      21%     25%     23%

          B      Metal stamping of automotive parts        12%     19%     19%

          C      Major retailer                            11%

15. RELATED PARTY TRANSACTIONS

The Company leases a building in Torreon, Mexico to Elamex de Torreon, S.A. de C.V. a Mexican company established solely for the purpose of holding certain governmental permits required by an Elamex Shelter Services Division customer. For legal purposes only, Elamex de Torreon S.A. de C.V. was owned by an affiliate of the Company. The assets and contracts related to Elamex de Torreon, SA de C.V. are included in the assets sold to Tecma Group on July 4, 2003. Lease income received by the Company through Elamex de Torreon from the Shelter Services Division customer was approximately $106 thousand for the current year period prior to the sale on July 4, 2003 and $211 thousand for each of the years ended December 31, 2002 and 2001. In addition the customer obtained shelter assembly services from the Company through Elamex de Torreon. For the current year period prior to the sale on July 4, 2003 the services invoiced to Elamex de Torreon were $2.3 million. For the years ended December 31, 2002 and 2001 services invoiced were and $2.5 million and $2.6 million, respectively.

The Company paid for services rendered by Comercial Aerea, of which the chairman of the board of directors of Elamex is a principal, totaling approximately $148 thousand, $127 thousand, and $173 thousand during the years ended December 31, 2003, 2002, and 2001, respectively.

The Company purchases insurance through an insurance broker of which the chairman of the board of Elamex is a principal. Premiums paid were approximately $337 thousand, $393 thousand, and $761 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company, through its wholly owned subsidiary Confecciones de Juarez ("Confecciones"), leases a candy manufacturing building owned by Franklin Inmobiliarios S.A. de C.V. ("Inmobiliarios"), a Mexican company in which the chairman of the board has an indirect ownership interest. The building, located in Ciudad Juarez, Mexico, is the site on which all of Franklin's candy manufacturing operations are performed. Confecciones passes the cost of this lease to Franklin under the terms of a shelter services agreement executed on July 24, 2000 ("Shelter Contract"). Shelter services companies generally lease real properties in the normal course of arranging shelter services for a US company. This lease agreement was executed on November 22, 2000, which was prior to the July 1, 2001 date on which Elamex acquired Franklin.

The rights to collect lease payments from Confecciones have been assigned by Inmobiliarios to the bank that financed the building. Franklin made lease payments directly to that bank on behalf of Inmobiliarios in the amounts of $1.9 million, $1.9 million and $1.8 million during 2003, 2002 and 2001 respectively.

Under the terms of the Shelter Contract, Confecciones invoiced services to Franklin in the amount of $8.8 million in 2001 and in the amount of $4.1 million for the first six months of 2002. Thereafter, Franklin is a wholly owned subsidiary of the Company.

In August 2001 the Company made a $3 million convertible subordinated loan to Franklin Connections. In February 2002, May 2002 and June 2002 the Company issued demand loans for $2 million, $1.1 million and $1 million, respectively to Franklin Connections. The Company completed the acquisition of Franklin Connections on July 18, 2002 and Franklin repaid $4.1 million plus interest to the Company in connection with the demand loans.

During 2003 the Company loaned Qualcore $1,025 in the form of a note receivable, to meet working capital needs. At December 31, 2003 and 2002, the Company had notes receivable from Qualcore of $2,325 and $1,750, respectively

Qualcore sales of $1.6 million were made during 2001 to various companies and divisions of GE.

16. COMMITMENTS AND CONTINGENCIES

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

Qualcore, the joint venture with GE de Mexico, entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $94,628 and are guaranteed by both Elamex and GE de Mexico. Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. The loan facilities are guaranteed by both GE de Mexico and Elamex.

One of the Company's subsidiaries has entered into certain fixed-price commitments to purchase raw materials to be used in its manufacturing process over the next year. As of December 31, 2003, the aggregate value of these commitments was approximately $23.3 million.

Franklin is a defendant in a preferential payment transfer action in the United States Bankruptcy Court for the District of New Mexico. The Trustee for the Bankruptcy Estate of Furr's Supermarkets, Inc (Furr's) alleges that Franklin has received preferential payments by Furr's prior to the Furr's bankruptcy filing of $194 thousand and is seeking repayment from Franklin for the alleged transfer. Based on a review of the current facts and circumstances, management has provided an accrual of $130,000, which is believed to be a reasonable estimate of the probable loss associated with this matter.

One of the Company's subsidiaries has received a Notice of Proposed Adjustment issued by the Internal Revenue Service (IRS) in connection with an audit of the subsidiary's 2001 U.S. Corporate Income Tax Return. The IRS asserts that the taxpayer failed to pay $274,000 of withholding taxes in 2001 on lease payments made to Elamex pursuant to a maquiladora shelter services agreement. Management intends to defend its position that no tax is payable, but has accrued expense of $430 thousand as an estimate of all costs associated with this issue through December 31, 2003.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) In thousands of U.S. dollars, except per share amounts:

                                                   2003 QUARTERS                             2002 QUARTERS
                                     ---------------------------------------------------------------------------------------
                                        1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
 Net sales                            $ 39,428   $ 41,400   $ 38,455   $ 37,967   $ 26,386   $ 27,330   $ 37,580   $ 42,973
 Gross profit                            4,674      5,366      2,338      5,536      2,198      1,904      4,427      5,598
 Net (loss) income                      (5,436)       220     (5,739)   (23,653)    (1,097)      (827)    (2,234)    (1,859)
 Basic and diluted net (loss) income
  per common share                       (0.72)      0.03      (0.76)     (3.16)     (0.16)     (0.12)     (0.30)     (0.26)

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the "exchange Act") as of the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. To ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company's fiscal quarter ended December 31, 2003, no change occurred in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. See the certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages, and positions of the Directors and executive officers of the Registrant as of December 31, 2003 were as follows:

NAME                      AGE           POSITION
--------------------------------------------------------------------------------
Eloy S. Vallina            66         Chairman of the Board of Directors
Richard P. Spencer         60         President, Chief Executive Officer
Samuel L. Henry            53         Vice President & Chief Financial Officer
Daniel L. Johnson          58         Vice President and Secretary
Eloy Vallina Garza         32         Director, son of Chairman of the Board
Keith Cannon               63         Director
Benito Bucay               71         Director
Martin W. Pitts            62         Director
Byram E. Dickes            69         Director
Fernando Ruiz Sahagun      60         Statutory Auditor


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

SAMUEL L. HENRY
Mr. Henry joined the Company as a Chief financial Officer on September 1, 2003. For the four years prior to his appointment Mr. Henry performed a series of contract CFO engagement focused on financial turnarounds, financial systems improvements and merger integration. From 1986 to 1999, he was Chief Financial Officer of Helen of Troy Limited, a NASDAQ listed seller of hair care and other personal care products. Mr. Henry began his career as an auditor for Arthur Andersen & Co. in 1973. He is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting with High Honors from the University of Texas at Arlington.

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

ELOY VALLINA GARZA
Mr. Vallina has been Director since year 1997. Mr. Vallina is currently Vice President of Jeronimo Services, Inc. He is also a Director of Accel, S.A. de C.V., Almacenadora, S.A., Silver Eagle Oil, Inc., Tropical Sportswear International, Inc. and Copamex. Mr. Vallina is a graduate of the Universidad de Monterrey, where he received a B.A. in Business Administration.

KEITH CANNON
Mr. Cannon has been Director since year 2001. Mr. Cannon is a Securities Branch Manager of Wilson-Davis &Co., with a variety of domestic and international clients. He is a Director and member of the Audit Committee of Montgomery Realty Group, Inc., and JLM Couture. Mr. Cannon received his M.S. degree from the University of Utah.

BENITO BUCAY
Mr. Bucay has been Director since year 2002. Mr. Bucay is Managing Director of Grupo Industrial Bre and Consulting Partner, Analitica Consultores, Mexico. Mr. Bucay received a B.S. in Chemical Engineering from the Universidad Nacional Autonoma de Mexico. He has degrees in Operations Research and Computer Science from the University of Oklahoma. Mr. Bucay was the Chief Executive Officer of Industrial Resistol, and Senior Vice President of Grupo DESC. He is Director of Tropical Sportswear International Inc.

MARTIN W. PITTS
Mr. Pitts has been Director since year 2003. Mr. Pitts retired in January 2001 from KPMG where he served as partner since 1975. During his career at KPMG, he served a wide range of clients, including investor-owned utilities, real estate companies, wholesale distributors, and apparel companies. He was a member of the American Institute of Certified Public Accountants, the Texas Institute of Certified Public Accountants and the El Paso Chapter of Certified Public Accountants. He also has served as Chairman of the National Association of Accountants and was the recipient of the District Accountant Advocate of the Year by the U.S. Small Business Administration. He currently serves as Director and member of the Audit Committee of Tropical Sportswear International.

BYRAM E. DICKES
Mr. Dickes has been Director since year 2003. Mr. Dickes is President and Director of Chase Franklin Corporation, a private venture capital company. He is a director of a number of private companies engaged in consulting, printing, catalog merchandising, metal marking and agriculture. He was a member of the Board of Directors of Franklin Connections at the time Elamex acquired Franklin Connections. He holds an M.B.A. from the Harvard Graduate School of Business.

FERNANDO RUIZ SAHAGUN
Mr. Ruiz Sahagun has been the Statutory Auditor since 2003, he was also Director in year 2002. Mr. Ruiz Sahagun is a founder and Senior Partner of the Mexican tax consulting firm of Chevez, Ruiz, Zamarripa in Mexico City. Mr. Ruiz is a member of the Board of Directors of Accel, S.A. de C.V. Additionally, Mr. Ruiz is a member of the Board of Directors of Kimberly Clark de Mexico, S.A. de C.V., Grupo Financiero IXE, S.A., BASF de Mexico, S.A. de C.V. and ISPAT International, N.V. He is a member of the College of Public Accountants of Mexico and of the International Fiscal Association. Mr. Ruiz Sahagun received his Accounting degree from the Universidad Nacional Autonoma de Mexico.

Additional information required by this item will be contained in the Proxy Statement that will be prepared and filed for the Elamex, S.A. de C.V. 2004 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the proxy statement that will be prepared and filed for the Elamex, S.A. de C.V. 2004 annual meeting of shareholders, under the captions "Executive Compensation" "Director Compensation", "Compensation Committee Report on Executive Compensation", "Comparison of Cumulative Total Returns" and "Employment Contracts and Severance Agreements" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the proxy statement that will be prepared and filed for Elamex, S.A. de C.V. 2004 annual meeting of shareholders, under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)    1.   FINANCIAL STATEMENTS

       The following financial statements are included herein at Item 8.

       Consolidated Balance Sheets as of December 31, 2003 and 2002.

       Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2003, 2002, and 2001.

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001.

       Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

       Notes to Consolidated Financial Statements.

       Independent Auditors' Report.

       2.     FINANCIAL STATEMENTS SCHEDULES

       The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

       3.     EXHIBITS

       (b) Reports on Form 8-K

A Form 8-K was filed on February 29, 2004, under Item 12, announcing its financial results for the fourth quarter and year ended December 31, 2003 and certain other information.

A Form 8-K was filed on December 16, 2003, under Item 9, reporting that the NASDAQ Listing Qualifications Panel has determined to continue the listing of the Company's common stock on The NASDAQ National Market and that the delisting proceedings have been closed.

A Form 8-K was filed on December 12, 2003, under Item 12, announcing its financial results for the third quarter ended October 3, 2003 and certain other information.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ELAMEX, S.A. DE C.V.
March 29, 2004                            /S/ RICHARD P. SPENCER
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


March 29, 2004                            /s/ ELOY S. VALLINA
--------------                          ---------------------------------------
Date                                    Eloy S. Vallina, Chairman of the
                                        Board of Directors


March 29, 2004                            /s/ RICHARD P. SPENCER
--------------                          ---------------------------------------
Date                                    Richard P. Spencer, President and
                                        Chief Executive
                                        (Principal Executive Officer)


March 29, 2004                            /s/ SAMUEL L. HENRY
--------------                          ---------------------------------------
Date                                    Samuel L. Henry, Vice-President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)


March 29, 2004                            /s/ ELOY VALLINA GARZA
--------------                          ---------------------------------------
Date                                    Eloy Vallina Garza, Director


March 29, 2004                            /s/ MARTIN W. PITTS
--------------                          ---------------------------------------
Date                                    Martin W. Pitts, Director


March 29, 2004                            /s/ KEITH CANNON, DIRECTOR
--------------                          ---------------------------------------
Date                                    Keith Cannon, Director


March 29, 2004                            /s/ BENITO BUCAY
--------------                          ---------------------------------------
Date                                    Benito Bucay, Director


March 29, 2004                            /s/ BYRAM DICKES
--------------                          ---------------------------------------
Date                                     Byram Dickes, Director