Form 10-Q
period 2004-03-31
ELAMEX SA DE CV
filed 2004-05-14
CIK 1009302

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes _____ No _X_

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 14, 2004 was:

                                    7,502,561

================================================================================

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            Page
                                                                            No.
PART I.    FINANCIAL INFORMATION

      Item 1.Financial Statements

             Unaudited Consolidated Condensed Balance Sheets as of
             March 31, 2004 and December 31, 2003.......................     3

             Unaudited Consolidated Condensed Statements of Operations
             for the Three Months ended March 31, 200 and the thirteen
             weeks ended April 4, 2003..................................     4

             Unaudited Consolidated Condensed Statements of Cash Flows
             for the Three Months ended March 31, 2004 and the
             thirteen weeks ended April 4, 2003.........................     5

             Notes to Unaudited Consolidated Condensed Financial
             Statements.................................................     6

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     9
      Item 3.Qualitative and Quantitative Disclosures about Market
             Risk.......................................................    13
      Item 4.Controls and Procedures....................................    13

PART II.   OTHER INFORMATION
      Item 1.Legal Proceedings..........................................    13
      Item 2.Changes in Securities and use of Proceeds..................    13
      Item 3.Defaults upon Senior Securities............................    13
      Item 4.Submission of Matters to a Vote of Security Holders........    13
      Item 5.Other Information..........................................    14
      Item 6.Exhibits and Reports on Form 8-K...........................    14

SIGNATURES..............................................................    15


                                                          PART I
                                                  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
                                                                            MARCH 31, 2004         DECEMBER 31, 2003
                                                                       ----------------------- -------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $               1,551   $                 2,299
 Receivables:
 Trade accounts receivable, net                                                         8,064                     7,400
 Other receivables, net                                                                 1,165                       854
                                                                       ----------------------- -------------------------
                                                                                        9,229                     8,254

 Inventories, net                                                                       8,959                     7,921
 Income taxes receivable from Accel                                                       579                       579
 Other taxes receivable                                                                   931                       499
 Prepaid expenses                                                                       1,021                     1,024
                                                                       ----------------------- -------------------------
 Total current assets                                                                  22,270                    20,576

Property, plant and equipment, net                                                     39,876                    39,956
Investment and loans to unconsolidated joint venture                                      913                       864
Investment in unconsolidated subsidiary in bankruptcy                                       -                         -
Goodwill, net                                                                           3,707                     3,707
Deferred income taxes                                                                     729                       885
Other assets, net                                                                       1,327                     1,415
                                                                       ----------------------- -------------------------
                                                                        $              68,822   $                67,403
                                                                       ======================= =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and current portion of long-term debt                    $               4,983   $                 5,282
 Current portion of capital lease obligations                                           1,077                     1,051
 Accounts payable                                                                       9,342                     6,251
 Accrued expenses                                                                       6,831                     6,543
 Taxes payable                                                                            108                       108
                                                                       ----------------------- -------------------------
 Total current liabilities                                                             22,341                    19,235

Long-term debt, excluding current portion                                               1,746                     1,827
Capital lease obligations, excluding current obligations                               15,052                    15,313
                                                                       ----------------------- -------------------------
 Total liabilities                                                                     39,139                    36,375
                                                                       ----------------------- -------------------------

Commitments and contingencies                                                               -                         -

Stockholders' equity:
 Preferred stock, no par, 50,000,000 shares authorized,
   none issued or outstanding
 Common stock, 22,400,000 shares authorized, 8,323,161
 issued and 7,510,762 outstanding                                                      36,963                    36,963
 Deficit                                                                               (4,733)                   (3,388)
 Treasury stock, 542,101 shares at cost for 2004 and 2003                              (2,547)                   (2,547)
                                                                       ----------------------- -------------------------
 Total stockholders' equity                                                            29,683                    31,028
                                                                       ----------------------- -------------------------
                                                                        $              68,822   $                67,403
                                                                       ======================= =========================

See notes to unaudited consolidated condensed financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                  THREE MONTHS ENDED          THIRTEEN WEEKS ENDED
                                                                    MARCH 31, 2004                APRIL 4, 2003
                                                            ----------------------------- -----------------------------
Net sales                                                    $                    19,780   $                    39,428
Cost of sales                                                                     15,146                        34,754
                                                            ----------------------------- -----------------------------
  Gross profit                                                                     4,634                         4,674
                                                            ----------------------------- -----------------------------

Operating expenses:
General and administrative                                                         1,199                         1,945
Selling                                                                            1,628                         1,744
Distribution                                                                       2,163                         2,218
Goodwill impairment                                                                    -                         3,580
                                                            ----------------------------- -----------------------------
  Total operating expenses                                                         4,990                         9,487
                                                            ----------------------------- -----------------------------
  Operating loss                                                                    (356)                       (4,813)
                                                            ----------------------------- -----------------------------

Other expense:
Interest expense                                                                    (520)                         (844)
Equity in losses of unconsolidated joint venture                                    (376)                         (172)
Other, net                                                                           (24)                          (10)
                                                            ----------------------------- -----------------------------
  Total other expense                                                               (920)                       (1,026)
                                                            ----------------------------- -----------------------------

  Loss before income taxes                                                        (1,276)                       (5,839)

Income tax provision (benefit)                                                        69                          (403)

                                                            ----------------------------- -----------------------------
  Net loss                                                   $                    (1,345)  $                    (5,436)
                                                            ============================= =============================


 Net loss per share, basic and diluted                       $                     (0.18)  $                     (0.72)
                                                            ============================= =============================
 Shares used to compute net loss per share, basic and
 diluted                                                                       7,502,561                     7,510,762
                                                            ============================= =============================

See notes to unaudited consolidated condensed financial statements


ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

                                                                      THREE MONTHS ENDED            THIRTEEN WEEKS ENDED
                                                                ------------------------------ --------------------------------
                                                                        MARCH 31, 2004                  APRIL 4, 2003
                                                                ------------------------------ --------------------------------
Cash flows from operating activities:
   Net loss                                                      $                     (1,345)  $                       (5,436)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
 Depreciation and amortization                                                            811                            1,488
 Provision for doubtful trade accounts receivable                                          25
 Goodwill impairment loss                                                                   -                            3,580
 Provision for excess and obsolete inventory                                                                                28
 Equity in loss of unconsolidated joint venture                                           376                              172
 Deferred income tax expense (benefit)                                                    156                             (659)
 Change in operating assets and liabilities:
 Trade accounts receivable                                                               (664)                             178
 Other receivables                                                                       (336)                             401
 Inventories                                                                           (1,038)                            (857)
 Refundable income taxes                                                                 (132)                             943
 Prepaid expenses                                                                           3                             (446)
 Other assets                                                                              88                              111
 Accounts payable                                                                       2,791                            2,810
 Accrued expenses                                                                         288                             (296)
                                                                ------------------------------ --------------------------------
         Net cash provided by operating activities                                      1,023                            2,017
                                                                ------------------------------ --------------------------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                                               (731)                          (2,014)
 Investment in unconsolidated joint venture                                              (425)
                                                                ------------------------------ --------------------------------
         Net cash used in investing activities                                         (1,156)                          (2,014)
                                                                ------------------------------ --------------------------------

Cash flows from financing activities:
 Proceeds from notes payable and long term-debt                                             -                              245
 Payments of notes payable and long term-debt                                            (380)                          (2,244)
 Principal repayments of capital lease obligations                                       (235)                            (339)
                                                                ------------------------------ --------------------------------
         Net cash used in financing activities                                           (615)                          (2,338)
                                                                ------------------------------ --------------------------------

Net decrease in cash and cash equivalents                                                (748)                          (2,335)

Cash and cash equivalents, beginning of period                                          2,299                            8,919
                                                                ------------------------------ --------------------------------
Cash and cash equivalents, end of period                         $                      1,551   $                        6,584
                                                                ============================== ================================

See notes to unaudited consolidated condensed financial statements

ELAMEX S.A. DE C.V. AND SUBSIDIARIES

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U. S. DOLLARS)

(1) GENERAL
The accompanying unaudited interim consolidated condensed financial statements of Elamex, S.A. de C.V., and subsidiaries ("Elamex" or the "Company") are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2003 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and the thirteen weeks ended April 4, 2003 and cash flows for the three months ended March 31, 2004 and the thirteen weeks ended April 4, 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

For the year 2003 the Company closed the 13 weeks periods ending on a Friday, except that the first quarter started on January 1, and the fourth quarter ended on December 31. For 2004 the Company closes its quarterly reporting period on the last calendar day of each quarter. As a result, the three months ended March 31, 2004 has 4 fewer days than the thirteen weeks ended April 4, 2003.

Certain amounts presented in the December 31, 2003 and April 4, 2003 financial statements have been reclassed to conform to the March 31, 2004 presentation.


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


The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $35 thousand has been recognized for the three months ended March 31, 2004. Additional compensation expense of $91 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been adjusted to the following pro forma amounts:


                                                                March 31, 2004       April 4, 2003
                                                                   (In thousands of U.S. dollars)

Net loss as reported                                        $            (1,345)     $         (5,436)
Stock based employee compensation expense included in
reported net loss, net of tax                                                35                    77
Total stock-based employee compensation expense determined
under fair value based method, net of tax                                   (45)                 (118)
                                                            ------------------------------------------
 Pro forma net loss                                         $            (1,355)     $         (5,477)
                                                            ==========================================

Loss per shares Basic and Diluted:

   As reported                                              $             (0.18)     $          (0.72)
                                                            ==========================================
   Pro forma                                                $             (0.18)     $          (0.73)
                                                            ==========================================

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No pro forma compensation expense has been recorded in connection with this plan because analysis of these options using the Black-Scholes method indicates that the fair value of the options is zero.


(3) GOODWILL
The Company recorded a goodwill impairment of $3.6 million during the first quarter of 2003, the goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co ("Precision") in 1999. As a consequence of circumstances encountered in the fourth quarter of 2003 that indicated that its carrying value may not be recoverable and the voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code filed by Precision, the Company tested the value of Precision's goodwill in December 2003 and recognized full impairment it's remaining value.

The Company's remaining goodwill as of March 31, 2004 is $3.7 million and it is related only to the acquisition of Franklin during the third quarter of 2002. The Company completed its annual impairment test during the first quarter of 2004 and determined that there was no impairment of goodwill to be recorded.


(4) SEGMENT REPORTING
The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping, and 3) Food Services. The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Certain assets and contracts related to Shelter Services were sold as of July 4, 2003. The Metal Stamping segment consists of Precision, the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors.

The Metal Stamping segment, Precision was deconsolidated effective December 19, 2003. As a consequence of voluntary filing for protection under Chapter 11 of the U.S. Federal Bankruptcy Code as of December 19, 2003, the investment in Precision is recognized in accordance with the equity method of accounting.

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

The following table presents net sales and net income (loss) by segment in thousands of U.S.dollars:

                                                                                 UNALLOCATED
                                           SHELTER       METAL         FOOD       CORPORATE     INTER-
                                           SERVICES     STAMPING     SERVICES     AND OTHER     SEGMENT         TOTAL
                                        -----------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2004
 Net sales                                 $  3,954     $      -     $ 19,196    $        -    $  (3,370)     $   19,780
 Net loss                                      (505)           -         (367)         (473)                      (1,345)
---------------------------------------------------------------------------------------------------------------------------
13 WEEKS ENDED APRIL 4, 2003
 Net sales                                 $  8,627     $ 18,153     $ 16,651    $             $   4,003)     $   39,428
 Net loss                                       (30)          21       (1,288)       (4,139)                      (5,436)
---------------------------------------------------------------------------------------------------------------------------

(5) INVENTORIES
Inventories consist of the following:
                                                     MARCH 31,    DECEMBER 31,
                                                       2004            2003
                                                  (In Thousands of U.S. Dollars)
 Raw materials                                     $      1,912   $      1,841
 Packaging supplies                                       2,294          2,140
 Work-in-process                                            210            260
 Finished goods                                           5,083          4,220
                                                  -------------- --------------
 Sub total                                                9,499          8,461
 Less reserve for excess and obsolete inventory            (540)          (540)
                                                  -------------- --------------
 Total                                             $      8,959   $      7,921
                                                  ============== ==============


(6) FOREIGN CURRENCY
Included in "other, net" in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $21 thousand and $97 thousand for the three months ended March 31, 2004, and the thirteen weeks ended April 4, 2003, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:

                                                     March 31,    December 31,
                                                       2004           2003
                                                  -------------- --------------
                                                  (In Thousands of U.S. Dollars)

         Cash and cash equivalents                 $        186   $           -
         Other receivables                                1,006             864
         Prepaid expenses and refundable taxes            1,308           1,282
         Other assets, net                                    5               5
         Accounts payable                                  (504)           (189)
         Accrued expenses and other liabilities            (529)           (546)
                                                  -------------- --------------
         Net foreign currency position            $       1,472   $       1,416
                                                  ============== ==============


(7) INCOME TAXES
In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico as well as its operations subject to tax in the U.S.

The Company's Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company's subsidiaries have elected this option. The total asset tax paid by the Company's subsidiaries for the three months ended March 31, 2004 and the thirteen weeks ended April 4, 2003 was approximately $434 thousand and $260 thousand, respectively. In addition, the overall tax expense for the three months ended

March 31, 2004 was greater than that for the thirteen weeks ended April 4, 2003 primarily due to the recording of a valuation allowance against deferred tax assets generated during the three months ended March 31, 2004.


(8) EARNINGS PER SHARE
Earnings per share ("EPS"), is computed in accordance with the Financial Accounting Standards Board's Statement, or SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted income per share were 7,502,561 for the three months ended March 31, 2004 and for the thirteen weeks ended April 4, 2003 were 7,510,762.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company reports and analyzes its operations based on the markets the Company serves. The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping and 3) Food Services.

SHELTER SERVICES SEGMENT
The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Under the contract-manufacturing model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services. In July 2003 Elamex sold most of its Mexican shelter service operations. Shelter services are now limited to a Franklin affiliate. In addition to providing shelter services, this group owns and leases buildings to third parties in Mexico.

METAL STAMPING SEGMENT
The Metal Stamping segment is composed solely of Precision Tool, Die and Machine Company ("Precision"), our wholly owned subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

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

FOOD SERVICES SEGMENT
The Food Services segment is the Franklin business, which operates a retail nut and foodservice nut packaging and marketing business, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired in July 2002.
Upon the culmination of actions initiated in 2003, the Elamex business operations will primarily be limited in the near-term future to those of Franklin, its general-line candy manufacturer and retail / food service nut packing company. Franklin sales and gross profits have grown impressively since Franklin entered the business of manufacturing and distributing candy in 2001.

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

RESULTS OF OPERATIONS
Management's discussion and analysis is based on the results of operations by segment as presented in the following table:

                                                                                UNALLOCATED
                                         SHELTER        METAL         FOOD        CORPORATE     INTER-
                                       SERVICES (1)  STAMPING (2)   SERVICES      AND OTHER     SEGMENT     TOTAL
                                      -------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2004
 Net sales                             $   3,954       $     -      $  19,196                   $(3,370)   $  19,780
 Gross profit                                359             -          4,275                                  4,634
 Operating expenses                          238             -          4,119         633                      4,990
 Other (expense) income                      (36)            -           (523)       (361)                      (920)
 Net loss                                   (505)            -           (367)       (473)                    (1,345)
---------------------------------------------------------------------------------------------------------------------
13 WEEKS ENDED APRIL 4, 2003
 Net sales                             $   8,627       $  18,153    $  16,651                   $(4,003)      39,428
 Gross profit                                587             972        3,115                                  4,674
 Operating expenses                          457             735        4,181       4,114                      9,487
 Other (expense) income                        8            (198)        (885)         49                     (1,026)
 Net (loss) income                           (30)             21       (1,288)     (4,139)                    (5,436)
---------------------------------------------------------------------------------------------------------------------

     (1) Certain assets and contracts related to this segment were sold as of July 4, 2003
     (2)  Segment deconsolidated effective December 19, 2003


NET SALES
Net sales for the three months ended March 31, 2004 decreased $19.6 million, or 49.7%, to $19.8 million, from $39.4 million for the comparable period in 2003. The exclusion of Precision from the consolidation is the largest reason for the decrease. Additionally, the sale of a portion of the Shelter Services business in the second quarter of 2002 caused a comparative decrease.

Sales for Food Services for the three months ended March 31, 2004 increased 15% to $19.2 million from $16.7 million for the same period in the prior year. The growth results principally from increase in the sale of candy distributed for sale to retailers and wholesalers, a relatively new product line compared to the segment's nut business. Contract manufacturing of candy is also a relatively new line of business resulting in increased sales for the segment.

Sales for Shelter Services for the three months ended March 31, 2004 decreased 53.5% to $4.0 million from $8.6 million for the same period in the prior year. The decrease in the three months periods was primarily due to the sale of certain customer's contracts as of July 4, 2003.

GROSS PROFIT
Gross profit for the three months ended March 31, 2004 was $4.6 million or 23.2% of net sales, compared to $4.7 million or 11.9% of net sales for the same period of the prior year.

Gross profit for Food Services segment for the three months ended March 31, 2004 increased 38.7% to $4.3 million from $3.1 million for the same period in the prior year. As a percentage of net sales, the rate increased to 22.4% in 2004 from 18.6% in 2003. The increase in gross profit was primarily the result of operating at higher capacity in its candy manufacturing operations and continuing to emphasize migration of candy product sales from bulk to packaged quantities.

Gross profit for Shelter Services for the three months ended March 31, 2004 decreased 38.8% to $359 thousand from $587 thousand for the same period in the prior year. As described above, comparative net sales decreased 53.5%. As a percentage of net sales, the rate increased to 10.0% in 2004 from 7.0% in 2003. The changes are due primarily to the sale of certain customer contracts as of July 4, 2003.


OPERATING EXPENSES
Operating expenses decreased to $5.0 million for the three months ended March 31, 2004, compared to $9.5 million, for the same period of the prior year. As a percentage of net sales, the rate was 25.3% in 2004 and 24.1% in 2003.

Operating expenses for Food Services for the three months ended March 31, 2004 were $4.1 million compared to $4.2 million for the same period in the prior year. As a percentage of net sales, the rate was 21.4% in 2004 and 25.1% in 2003. Net sales increased while operating expenses decreased, thereby reducing operating expenses as a percentage of net sales. Reductions in operating costs are attributable to management initiatives to reduce costs.

Operating expenses for Shelter Services for the three months ended March 31, 2004 decreased 47.9% to $238 thousand from $457 thousand for the same period in the prior year. The decrease was primarily attributable to the decrease of administrative and selling expenses due to the sale of certain Shelter Services operations. As a percentage of net sales, the rate declined to 5.0% in 2004 from 5.8% in 2003.

The Metal Stamping segment is not included in the consolidation in 2004. For the thirteen weeks ended March 31, 2003, operating expenses totaled $4.2 million. As a percentage of net sales, the year-ago rate was 3.8%, which is low relative to the other segments. Because operating expenses for this segment were a small percentage of net sales, the exclusion of this segment from the 2004 consolidation caused the increase in consolidated operating expenses as a percentage of net sales.

Operating expenses for Corporate for the three months ended March 31, 2004 decreased 84.6% to $633 thousand from $4.1 million for the same period in the prior year. The decrease was primarily due to goodwill impairment of $3.6 million recorded in first quarter of 2003. The first quarter of 2004 does not include any charge for impairment.

OTHER (EXPENSE) INCOME
Other expense for the three months ended March 31, 2004 was $920 thousand, compared to $1.0 million for the same operating period of the prior year.

Other expense for Food Products for the three months ended March 31, 2004 decreased to $523 thousand from $885 thousand for the same period in the prior year. The decrease was primarily due to a decrease in intercompany interest expenses as a result of capitalization of intercompany debt.

Other expense for Shelter Services for the three months ended March 31, 2004 was $36 thousand as compared to income of $8 thousand for the same period in the prior year.

Other expense for Corporate for the three months ended March 31, 2004 increased to $361 thousand from income of $49 thousand for the same period in the prior year. The increase in other expense was primarily due to an increase in losses of unconsolidated joint venture with General Electric of $204 thousand and a decrease in intercompany interest income of approximately $254 thousand.


TAXES
The tax provision for the three months ended March 31, 2004 was $69 thousand and compared to a tax benefit of $403 thousand for the same period in the prior year.

The Company's Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company's subsidiaries have elected this option. The total asset tax paid by the Company's subsidiaries for the three months ended March 31, 2004 and the thirteen weeks ended April 4, 2003 was approximately $434 thousand and $260 thousand, respectively. In addition, the overall tax expense for the three months ended March 31, 2004 was greater than that for the thirteen weeks ended April 4, 2003 primarily due to the recording of a valuation allowance against deferred tax assets generated during the three months ended March 31, 2004.


GOODWILL
The Company recorded a goodwill impairment of $3.6 million during the first quarter of 2003, the goodwill affected by the impairment analysis is that recorded at the time of the acquisition of Precision Tool, Die and Machine Co ("Precision") in 1999. As a consequence of circumstances encountered in the fourth quarter of 2003 that indicated that its carrying value may not be recoverable and the voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code filed by Precision, the Company tested the value of Precision's goodwill in December 2003 and recognized full impairment it's remaining value.

The Company's remaining goodwill as of March 31, 2004 is $3.7 million and it is related only to the acquisition of Franklin during the third quarter of 2002. The Company completed its annual impairment test during the first quarter of 2004 and determined that there was no impairment of goodwill to be recorded.

The Company's remaining goodwill as of March 31, 2004 is $3.7 million and it is related only to the acquisition of Franklin during the third quarter of 2002. The Company completed its annual impairment test during the first quarter of 2004 and determined that there was no impairment of goodwill to be recorded.


NET LOSS AND LOSS PER SHARE
Net loss for the three months ended March 31, 2004 was $1.3 million compared to a net loss of $5.4 million for the same period of 2003. For the three months ended March 31, 2004 basic and diluted net loss per share was $0.18, which compares with a loss per share of $0.72 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted income per share were 7,502,561 for the three months ended March 31, 2004 and the weighted average number of shares used for the three months ended April 4, 2003 were 7,510,762.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital (defined as current assets minus current liabilities) as of March 31, 2004 decreased to a negative $71 thousand as compared to a positive $1.3 million as of December 31, 2003.

For the three months ended March 31, 2004 the net cash provided by operating activities was approximately $1.0 million.

Net cash used in investing activities was approximately $1.2 million for the three months ended March 31, 2004, due to the acquisition of equipment and investment in unconsolidated joint venture with General Electric.

Net cash used in financing activities was $615 thousand for the three months ended March 31, 2004 due to the net payments on notes payable and long term debt and capital leases.

Management intends to fund current operations and activities of the Company, through cash, cash provided by operations, and available credit facilities and refinancing of certain short -term debt.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for a summary of the Company's critical accounting policies.

FORWARD LOOKING STATEMENTS
This Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with Elamex's future growth and profitability, the ability of Elamex to continue to increase sales to existing customers and new customers, and the effects of competitive and general economic conditions. These risks may cause our actual results, levels of activity, performance or achievements to be materially different from our future results from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

We do not guarantee future results, levels of activity, performance or achievements and we do not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements in this Form 10-Q are based on information as of the date of this report. We assume no obligation to update any of these statements based on information after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A peso devaluation of 10% would result in a translation loss of $134 thousand assuming the Company's existing $1.5 million asset monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $6.7 million at March 31, 2004, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $67 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.


ITEM 4. CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the "exchange Act") as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company's fiscal quarter ended March 31, 2004, no change occurred in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. See the certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The annual meeting of stockholders were held in Cd. Juarez, Mexico on April 29, 2004 at 9:30 a.m. The stockholders of the Company were asked to consider and vote on the following matters:

         1) Election of Directors Eloy S. Vallina, Keith Cannon, Benito Bucay, Eloy Vallina Garza, Richard P. Spencer, Martin W. Pitts, Carlos Hernandez, Fernando Todd, Manuel Munoz and Statutory Auditor Fernando Ruiz Sahagun.
         2) Approval of certain reports to be rendered by the external auditors and corporate examiners.

     The following is a summary of the voting results with respect to each of the proposals:


                               Votes for       Votes against     Votes abstained
          Proposal one         5,170,215          39,338              60,100
          Proposal two         5,172,215           1,000              87,438


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

2.   Reports on Form 8-K during the quarter ended March 31, 2004.

     A Form 8-K was filed on March 1, 2004, under item 12, incorporating by the Company's press release dated February 29, 2004, announcing its financial results for the fourth quarter and year ended December 31, 2003 and certain other information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 ELAMEX, S.A. de C.V.


   Date: May 14, 2004          By:             /s/ Richard P. Spencer
                                       ---------------------------------------
                                                Richard P. Spencer
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                             (DULY AUTHORIZED OFFICER)



   Date: May 14, 2004          By:             /s/ Sam L. Henry
                                          ---------------------------------
                                                   Sam L. Henry
                                    VICE- PRESIDENT AND CHIEF FINANCIAL OFFICER
                                             (DULY AUTHORIZED OFFICER)