Form 10-Q
period 2004-06-30
ELAMEX SA DE CV
filed 2004-08-16
CIK 1009302

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________

Commission file number: 0-27992

ELAMEX, S.A. de C.V.

 (Exact name of registrant as specified in its charter)

México	Not Applicable
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

1800 Northwestern Drive
El Paso, TX	79912
(Address of principal executive offices)	(Zip code)

(915) 298-3061
Registrant’s telephone number, including area code
in El Paso, Texas

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒   No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____   No      ☒

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 16, 2004 was:

7,502,561

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of June 30, 2004 and December 31, 2003.......	3

	Unaudited Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2004 and the thirteen and twenty-six weeks ended July 4, 2003..............................................................	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2004 and the twenty-six weeks ended July 4, 2003............................................................................................................	5

	Notes to Unaudited Consolidated Condensed Financial Statements ...................................................................	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................	9
Item 3.	Qualitative and Quantitative Disclosures about Market Risk ................................................................................	14
Item 4.	Controls and Procedures..............................................................................................................................................	14

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings..........................................................................................................................................................	15
Item 2.	Changes in Securities and use of Proceeds...............................................................................................................	15
Item 3.	Defaults upon Senior Securities..................................................................................................................................	15
Item 4.	Submission of Matters to a Vote of Security Holders..............................................................................................	15
Item 5.	Other Information...........................................................................................................................................................	16
Item 6.	Exhibits and Reports on Form 8-K...............................................................................................................................	16

SIGNATURES.......................................................................................................................................................................................		17

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 1,487	$ 2,299
Receivables:
Trade accounts receivable, net	8,558	7,400
Other receivables, net	519	854
	9,077	8,254

Inventories, net	9,933	7,921
Income taxes receivable from Accel	579	579
Other taxes receivable	317	499
Prepaid expenses	961	1,024
Total current assets	22,354	20,576

Property, plant and equipment, net	39,123	39,956
Investment and loans to unconsolidated joint venture	563	864
Investment in unconsolidated subsidiary in bankruptcy
Goodwill, net	3,707	3,707
Deferred income taxes	568	885
Other assets, net	1,172	1,415
	$ 67,487	$ 67,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$ 4,906	$ 5,282
Current portion of capital lease obligations	1,105	1,051
Accounts payable	8,580	6,251
Accrued expenses	7,169	6,543
Taxes payable		108
Total current liabilities	21,760	19,235

Long-term debt, excluding current portion	1,670	1,827
Capital lease obligations, excluding current obligations	14,783	15,313
Total liabilities	38,213	36,375

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding
Common stock, 22,400,000 shares authorized, 8,323,161 issued and
7,502,561 outstanding	36,963	36,963
Deficit	(5,142)	(3,388)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders’ equity	29,274	31,028
	$ 67,487	$ 67,403
See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-six Weeks Ended
	June 30, 2004	July 4, 2003	June 30, 2004	July 4, 2003

Net sales	$ 23,402	$ 41,400	$ 43,182	$ 80,828
Cost of sales	17,358	36,034	32,504	70,788
Gross profit	6,044	5,366	10,678	10,040

Operating expenses:
General and administrative	852	2,202	2,051	4,147
Selling	1,742	1,715	3,370	3,459
Distribution	2,549	2,331	4,712	4,549
Goodwill impairment				3,580
Total operating expenses	5,143	6,248	10,133	15,735
Operating income (loss)	901	(882)	545	(5,695)

Other (expense) income:
Interest expense	(526)	(866)	(1,046)	(1,710)
Equity in losses of unconsolidated subsidiary	(350)	(350)	(726)	(522)
Gain on sale of certain Shelter operations		1,680		1,680
Other, net	(10)	836	(34)	826
Total other (expense) income	(886)	1,300	(1,806)	274

Income (loss) before income taxes	15	418	(1,261)	(5,421)

Income tax provision (benefit)	424	198	493	(205)

Net (loss) income	$ (409)	$ 220	$ (1,754)	$ (5,216)

Net (loss) income per share, basic	$ (0.05)	$ 0.03	$ (0.23)	$ (0.69)
Shares used to compute net (loss) income per share, basic	7,502,561	7,504,904	7,502,561	7,507,881

Net (loss) income per share, diluted	$ (0.05)	$ 0.03	$ (0.23)	$ (0.69)
Shares used to compute net (loss) income per share, diluted	7,502,561	7,526,051	7,502,561	7,507,881
See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	Six Months Ended	Twenty-six Weeks Ended
	June 30, 2004	July 4, 2003
Cash flows from operating activities:
Net loss	$ (1,754)	$ (5,216)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,607	3,007
Gain on sale of certain Shelter operations		(1,680)
Provision for doubtful trade accounts receivable	33
Goodwill impairment loss		3,580
Provision for excess and obsolete inventory	45	28
Equity in loss of unconsolidated affiliates	726	522
Deferred income tax expense (benefit)	317	(748)

Change in operating assets and liabilities:
Trade accounts receivable	(1,191)	(672)
Other receivables	335	(456)
Inventories	(2,057)	(1,102)
Refundable income taxes	182	1,246
Prepaid expenses	63	(787)
Other assets	243	190
Accounts payable	2,329	2,439
Accrued expenses	626	410
Taxes payable	(108)
Net cash provided by operating activities	1,396	761

Cash flows from investing activities:
Purchase of property, plant and equipment	(774)	(3,215)
Investment in joint venture	(425)
Net cash used in investing activities	(1,199)	(3,215)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt		814
Payments on notes payable and long term-debt	(533)	(2,537)
Principal repayments of capital lease obligations	(476)	(583)
Net cash used in financing activities	(1,009)	(2,306)

Net decrease in cash and cash equivalents	(812)	(4,760)

Cash and cash equivalents, beginning of period	2,299	8,919
Cash and cash equivalents, end of period	$ 1,487	$ 4,159
See notes to the unaudited consolidated condensed financial statements

Elamex, S.A. de C.V. and Subsidiaries

Notes to the Unaudited Consolidated Condensed Financial Statements

(In Thousands of U. S. Dollars)

(1) General

The accompanying unaudited interim consolidated condensed financial statements of Elamex, S.A. de C.V. and subsidiaries (“Elamex” or the “Company”) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2003 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and the thirteen and twenty-six weeks ended July 4, 2003 and cash flows for the six months ended June 30, 2004 and the twenty-six weeks ended July 4, 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

For the year 2003 the Company closed the 13 weeks periods ending on a Friday, except that the first quarter started on January 1, and the fourth quarter ended on December 31. For 2004 the Company closes its quarterly reporting period on the last calendar day of each quarter. As a result, the six months ended June 30, 2004 has 4 fewer days than the twenty-six weeks ended July 4, 2003.

Certain amounts presented in the December 31, 2003 and July 4, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation.

(2) Stock Option Plan

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the second and third quarter of 2003, 38,210 and 25,020, options respectively, were forfeited due to the resignation of one of the awarded executives during the second quarter and two awarded executives during the third quarter.

The following table summarizes information concerning currently outstanding and exercisable options:

Options	Exercise	Life in	Number	Stock
Outstanding	price	years	Exercisable	Price at Grant Date

200,000	$2.00	10	150,000	$5.35

7,500	$6.00	10		$5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $35 thousand and $70 thousand have been recognized for the three and six months ended June 30, 2004, respectively. Additional compensation expense of $56 thousand will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share would have been adjusted to the following pro forma amounts:

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-six Weeks Ended
	June 30, 2004	July 4, 2003	June 30, 2004	July 4, 2003

	(In thousands of U.S. dollars)
Net (loss) income as reported	$ (409)	$ 220	$ (1,754)	$ (5,216)

Stock based employee compensation expense included in reported net (loss) income	35	77	70	154

Total stock-based employee compensation expense determined under fair value based method	(45)	(105)	(90)	(209)
Pro forma net (loss) income	$ (419)	$ 192	$ (1,774)	$ (5,271)

Earnings per share:
Basic - as reported	$ (0.05)	$ 0.03	$ (0.23)	$ (0.69)
Basic - pro forma	(0.06)	0.03	(0.24)	(0.70)

Diluted - as reported	(0.05)	0.03	(0.23)	(0.69)
Diluted - pro forma	(0.06)	0.03	(0.24)	(0.70)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company, has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No pro forma compensation expense has been recorded in connection with this plan because analysis of these options using the Black-Scholes method indicates that the fair value of the options is zero.

(3) Goodwill

The Company recorded goodwill impairment of $3.6 million during the first quarter of 2003. The affected goodwill had been recorded in 1999 in conjunction with the purchase of Precision Tool, Die and Machine Co. (“Precision”). On December 19, 2003, Precision filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. That event and other concerns about the viability of Precision caused management to test the value of Precision goodwill in the fourth quarter of 2003. In recognition of the results of that analysis, the Company recognized impairment of all of the remaining Precision goodwill in December 2003.

The Company’s net goodwill balance as of June 30, 2004 is $3.7 million. That goodwill was originally recorded in conjunction with the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill in the first quarter of 2004 and determined that there was no impairment of goodwill.

(4) Segment reporting

The Company’s reportable segments are 1) Shelter Services, 2) Metal Stamping, and 3) Food Services. The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Certain assets and contracts related to Shelter Services were sold as of July 4, 2003. Shelter services are now limited to the Franklin affiliate. The Metal Stamping segment consists of Precision, the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors.

The Metal Stamping segment, Precision, was deconsolidated effective December 19, 2003 as a consequence of the voluntary filing for protection under Chapter 11 of the U.S. Federal Bankruptcy Code as of December 19, 2003. The investment in Precision is recognized in accordance with the equity method of accounting from that date forward.

The Food Services segment, Franklin, operates a retail nut and foodservice nut packaging and marketing company located in El Paso, Texas, and a candy manufacturing and packaging facility in Juarez, Mexico.

The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately. Inter-segment adjustments are related primarily to inter-segment sales at cost in the normal course of business.

The following table presents net sales and net income (loss) by segment in thousands of U.S. dollars:

				Unallocated
	Shelter	Metal	Food	Corporate	Inter-
	Services	Stamping	Services	and other	segment	Total
Three Months ended June 30, 2004
Net sales	$ 3,643	$ -	$ 22,863	$	$ (3,104)	$ 23,402
Net (loss) income	(295)	-	969	(1,083)		(409)
Thirteen Weeks ended July 4, 2003
Net sales	$ 8,482	$ 18,018	$ 18,665	$	$ (3,765)	$ 41,400
Net income (loss)	920	(162)	60	(598)		220
Six Months ended June 30, 2004
Net sales	$ 7,597	$ -	$ 42,059	$	$ (6,474)	$ 43,182
Net (loss) income	(800)	-	602	(1,556)		(1,754)
Twenty-six Weeks ended July 4, 2003
Net sales	$ 17,109	$ 36,171	$ 35,316	$	$ (7,768)	$ 80,828
Net income (loss)	890	(141)	(1,228)	(4,737)		(5,216)

(5) Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(In Thousands of U.S. Dollars)
Raw materials	$ 2,180	$ 1,841
Packaging supplies	2,150	2,140
Work-in-process	195	260
Finished goods	5,993	4,220
Sub total	10,518	8,461

Less reserve for excess and obsolete inventory	(585)	(540)
Total	$ 9,933	$ 7,921

(6) Foreign Currency

Included in “other, net” in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $25 thousand and $19 thousand for the three months ended June 30, 2004, and the thirteen weeks ended July 4, 2003, respectively, and losses of $46 thousand and $116 thousand for the six months ended June 30, 2004, and the twenty-six weeks ended July 4, 2003, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:

	June 30, 2004	December 31, 2003
	(In Thousands of U.S. Dollars)
Other receivables	$ 459	$ 864
Prepaid expenses and refundable taxes	928	1,282
Other assets, net	5	5
Accounts payable	(385)	(189)
Accrued expenses and other liabilities	(652)	(546)
Net foreign currency position	$ 355	$ 1,416

(7) Income Taxes

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico, as well as its operations subject to tax in the U.S.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax paid by the Company’s subsidiaries for the three and six months ended June 30, 2004 was approximately $262 thousand and $696 thousand, respectively.

(8) Earnings per Share

Earnings per share (“EPS”), is computed in accordance with the Financial Accounting Standards Board’s Statement, or SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-six Weeks Ended
	June 30, 2004	July 4, 2003	June 30, 2004	July 4, 2003

Weighted average common shares outstanding
Shares used in calculating per share amounts Basic	7,502,561	7,504,904	7,502,561	7,507,881

Net effect of dilutive common share equivalents using the treasury stock method		21,147

Shares used in calculating per share amounts
Diluted	7,502,561	7,526,051	7,502,561	7,507,881

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reports and analyzes its operations based on the markets the Company serves. The Company’s reportable segments are 1) Shelter Services, 2) Metal Stamping and 3) Food Services.

Shelter Services segment

The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Under the contract-manufacturing model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services. In July 2003 Elamex sold most of its Mexican shelter service operations. Shelter services are now limited to the Franklin affiliate. In addition to providing shelter services, this group owns and leases buildings to third parties in Mexico.

Metal Stamping segment

The Metal Stamping segment is composed solely of Precision Tool, Die and Machine Company (“Precision”), our wholly owned subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors.

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

Upon the culmination of actions initiated in 2003, the Elamex business operations will primarily be limited in the near-term future to those of Franklin. Franklin sales and gross profits have grown substantially since Franklin entered the business of manufacturing and distributing candy in 2001.

Franklin operations include candy manufacturing and nut processing. Franklin sales and distribution services are directed to the food service industry and to retailers and wholesalers of candies and nuts. In addition to making candy for sales through its own distribution channels, Franklin makes candy on a contract-manufacturing basis for other candy producers, which is growing and important part of the Food Services segment business model.

Results of Operations

Management’s discussion and analysis is based on the results of operations by segment as presented in the following table:

	Shelter Services (1)	Metal Stamping (2)	Food Services	Unallocated Corporate and other	Inter- segment	Total

Three Months ended June 30, 2004
Net sales	$ 3,643	$ -	$ 22,863		$ (3,104)	$ 23,402
Gross profit	335	-	5,709			6,044
Operating expenses	188	-	4,231	724		5,143
Other expense	(18)	-	(509)	(359)		(886)
Net (loss) income	(295)	-	969	(1,083)		(409)
Thirteen Weeks ended July 4, 2003
Net sales	$ 8,482	$ 18,018	$ 18,665		$ (3,765)	$ 41,400
Gross profit	586	450	4,330			5,366
Operating expenses	993	501	4,221	533		6,248
Other income (expense)	1,698	(150)	(18)	(230)		1,300
Net income (loss)	920	(162)	60	(598)		220
Six Months ended June 30, 2004
Net sales	$ 7,597	$ -	$ 42,059		$ (6,474)	$ 43,182
Gross profit	694	-	9,984			10,678
Operating expenses	426	-	8,350	1,357		10,133
Other expense	(54)	-	(1,032)	(720)		(1,806)
Net (loss) income	(800)	-	602	(1,556)		(1,754)
Twenty-six Weeks ended July 4, 2003
Net sales	$ 17,109	$ 36,171	$ 35,316		$ (7,768)	$ 80,828
Gross profit	1,173	1,422	7,445			10,040
Operating expenses	1,450	1,236	8,402	4,647		15,735
Other income (expense)	1,706	(348)	(903)	(181)		274
Net income (loss)	890	(141)	(1,228)	(4,737)		(5,216)

(1) Certain assets and contracts related to this segment were sold as of July 4, 2003 (2) Segment deconsolidated effective December 19, 2003

Net sales

Net sales for the three months ended June 30, 2004 decreased $18 million, or 43.5%, to $23.4 million, from $41.4 million for the comparable period in 2003. Net sales for the six months ended June 30, 2004 decreased $37.6 million, or 46.6%, to $43.2 million, from $80.8 million for the comparable period in 2003. The exclusion of Precision from the consolidation is the largest reason for the decrease. Additionally, the sale of certain Shelter Services operations in the second quarter of 2002 caused a comparative decrease.

Sales for Food Services for the three months ended June 30, 2004 increased 22.5% to $22.9 million from $18.7 million for the same period in the prior year. Sales for Food Services for the six months ended June 30, 2004 increased 19.1% to $42.1 million from $35.3 million for the same period in the prior year.

For both the comparison of the second quarter of 2004 to the second quarter of 2003, and comparison of  the first half of 2004 to the first half of 2003, the growth in net sales results primarily from increased sales to contract manufacturing customers, and also to growth in sales to commercial food service customers. Sales of candy and nuts to retailers and resellers registered a small decrease. Contract manufacturing of candy is a relatively new line of business in the Food Services segment. In 2004 this line of business is operating much closer to the capacity of the existing machinery than it did a year ago, and more equipment is installed and operating in the contract manufacturing section of the plant. Additionally, operations are more efficient due to experience gained. The contract manufacturing section of the plant has room for additional equipment, and the company actively searches for customers for this line of business. The equipment needed for contract manufacturing is normally provided by the customer.

Sales for Shelter Services for the three months ended June 30, 2004 decreased 57.1% to $3.6 million from $8.5 million for the same period in the prior year. Sales for Shelter Services for the six months ended June 30, 2004 decreased 55.6% to $7.6 million from $17.1 million for the same period in the prior year. The decrease was primarily due to the sale of certain customer contracts as of July 4, 2003.

Gross profit

Gross profit for the three months ended June 30, 2004 was $6.0 million or 25.8% of net sales, compared to  $5.4 million or 13.0% of net sales for the same period of the prior year. Gross profit for the six months ended June 30, 2004 was $10.7 million or 24.7% of net sales, compared to  $10.0 million or 12.4% of net sales for the same period of the prior year.

Gross profit for Food Services segment for the three months ended June 30, 2004 increased 31.8% to $5.7 million from $4.3 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 25.0% in second quarter 2004 from 23.2% in second quarter 2003. Gross profit for Food Services segment for the six months ended June 30, 2004 increased 34.1% to $10.0 million from $7.4 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 23.7% in the first half of 2004 from 21.1% in the first half of 2003. The increase in gross profit was primarily the result of operating at higher capacity in the candy manufacturing operations and continuing to emphasize migration of candy product sales from bulk to packaged quantities.

Gross profit for Shelter Services for the three months ended June 30, 2004 decreased 42.8% to $335 thousand from $586 thousand for the same period in the prior year. As a percentage of Shelter Services net sales, the rate increased to 9% in second quarter 2004 from 7% in second quarter 2003. Gross profit for Shelter Services for the six months ended June 30, 2004 decreased 40.8% to $694 thousand from $1.2 million for the same period in the prior year. As a percentage of Shelter Services net sales, the rate increased to 9% in the first half of 2004 from 7% in the first half 2003. The changes are due primarily to the sale of certain customer contracts as of July 4, 2003.

Operating expenses

Operating expenses decreased to $5.1 million for the three months ended June 30, 2004, compared to $6.2 million, for the same period of the prior year. Operating expenses decreased to $10.1 million for the six months ended June 30, 2004, compared to $15.7 million, for the same period of the prior year.

Operating expenses for Food Services for the three months ended June 30, 2004 were $4.2 million or 18.5% of Food Services net sales compared to $4.2 million or 22.6% of sales for the same period in the prior year. Operating expenses for Food Services for the six months ended June 30, 2004 were $8.4 million or 19.9% of Food Services net sales compared to $8.4 million or 23.8% of Food Services net sales for the same period in the prior year. Operating expenses decreased as a percentage of Food Services net sales in both the second quarter and the first half of 2004, as compared to the comparable period of the prior year. Increases in net sales and cost control initiatives were the primary causal factors for these net cost improvements. Also, during the second quarter of 2004 a contingency accrual of $430 thousand was reversed to income as a result of the successful resolution of the matter for which the accrual was established in the fourth quarter of 2003. Cost savings were partially offset, particularly in the second quarter, by cost increases in some elements of operating expenses. Substantial increases in the cost of motor fuel for product distribution adversely affected the overall net cost savings.

Operating expenses for Shelter Services for the three months ended June 30, 2004 decreased 81.1% to $188 thousand or 5% of sales from $993 thousand or 11.7% of Shelter Services net sales for the same period in the prior year. Operating expenses for Shelter Services for the six months ended June 30, 2004 decreased 70.6% to $426 thousand or 5.6% of Shelter Services net sales from $1.5 million or 8.5% of sales for the same period in the prior year. The decrease was primarily attributable to the decrease of administrative and selling expenses due to the sale of certain Shelter Services operations.

Operating expenses for Corporate for the three months ended June 30, 2004 increased 35.8% to $724 thousand from $533 thousand for the same period in the prior year. The increase is primarily due to additional consulting fees spent during the second quarter of 2004. Operating expenses for Corporate for the six months ended June 30, 2004 decreased 70.8% to $1.4 million from $4.6 million for the same period in the prior year. The decrease was primarily due to goodwill impairment of $3.6 million recorded in first quarter of 2003. No impairment of goodwill has been recorded in 2004.

Other (expense) income

Other expense for the three months ended June 30, 2004 was $886 thousand, compared to an income of $1.3 million for the same period of the prior year. Other expense for the six months ended June 30, 2004 was $1.8 million, compared to an income of $274 thousand for the same period of the prior year.

Other expense for Food Services for the three months ended June 30, 2004 was $509 thousand compared to $18 thousand for the same period in the prior year. Other expense for Food Services for the six months ended June 30, 2004 was $1.0 million compared to $903 thousand for the same period in the prior year. During the second quarter of 2003 this segment recorded a gain of $750 thousand resulting from a settlement of a customer contract breach. Additionally, interest expense for the second quarter and the first half of 2004 was $258 thousand and $622 thousand (respectively) less than amounts in the corresponding periods of 2003 due to changes in the internal capitalization of Franklin and to changes in intercompany balances.

Other expense for Shelter Services for the three months ended June 30, 2004 was $18 thousand as compared to an income of $1.7 million for the same period in the prior year. Other expense for Shelter Services for the six months ended June 30, 2004 was $54 thousand as compared to an income of $1.7 million for the same period in the prior year. During the second quarter of 2003 the Company recognized a gain on the sale of certain shelter contracts, miscellaneous assets and stock of five newly created companies of approximately $1.7 million.

Other expense for Corporate for the three months ended June 30, 2004 increased to $359 thousand from $230 thousand for the same period in the prior year. The variance was primarily due to intercompany interest income recorded during 2003. Other expense for Corporate for the six months ended June 30, 2004 increased to $720 thousand from $181 thousand for the same period in the prior year. The increase in other expense was primarily due to an increase in losses of unconsolidated joint venture of $204 thousand and a decrease in intercompany interest income of approximately $327 thousand.

Taxes

The tax provision for the three months ended June 30, 2004 was $424 thousand compared to $198 thousand for the same period in the prior year. The tax provision for the six months ended June 30, 2004 was $493 thousand compared to a tax benefit $205 thousand for the same period in the prior year.   In addition, the overall tax expense for the six months ended June 30, 2004 was greater than that for the six months ended June 30, 2003 primarily due to the recording of a valuation allowance against  deferred tax assets generated during the six months ended June 30, 2004.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax paid by the Company’s subsidiaries for the three and six months ended June 30, 2004 was approximately $262 thousand and $696 thousand, respectively.

Goodwill

The Company recorded goodwill impairment of $3.6 million during the first quarter of 2003. The affected goodwill had been recorded in 1999 in conjunction with the purchase of Precision Tool, Die and Machine Co. (“Precision”). On December 19, 2003, Precision filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. That event and other concerns about the viability of Precision caused management to test the value of Precision goodwill in the fourth quarter of 2003. In recognition of the results of that analysis, the Company recognized impairment of all of the remaining Precision goodwill in December 2003.

The Company’s net goodwill balance as of June 30, 2004 is $3.7 million. That goodwill was originally recorded in conjunction with the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill in the first quarter of 2004 and determined that there was no impairment of goodwill.

Net loss and loss per share

Net loss for the three months ended June 30, 2004 was $409 thousand compared to a net income of $220 thousand for the same period of 2003. For the three months ended June 30, 2004 basic and diluted net loss per share was $0.05, which compares with an income per share of $0.03 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three months ended June 30, 2004 were 7,502,561 and the weighted average number of shares to calculate basic and diluted net income per share for the thirteen weeks ended July 4, 2003 were 7,504,904 and 7,526,051, respectively. Net loss for the six months ended June 30, 2004 was $1.8 million compared to a net loss of $5.2 million for the same period of 2003. For the six months ended June 30, 2004 basic and diluted net loss per share was $0.23, compared to  $0.69 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share were 7,502,561 for the six months ended June 30, 2004, and 7,507,881 for the twenty-six weeks ended July 4, 2003.

Liquidity and Capital Resources

The Company’s working capital (defined as current assets minus current liabilities) as of June 30, 2004 decreased to $594 thousand compared to $1.3 million as of December 31, 2003.

For the six months ended June 30, 2004 the net cash provided by operating activities was approximately $1.4 million.

Net cash used in investing activities was approximately $1.2 million for the six months ended June 30, 2004, due to the acquisition of equipment and funding obligations in unconsolidated joint venture.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2004 due to payments on notes payable and long term debt and capital leases.

Management intends to fund current operations and activities of the Company, through existing working capital, cash provided by operations, and available credit facilities and refinancing of certain short -term debt.

Critical accounting policies and estimates

Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003 for a summary of the Company’s critical accounting policies.

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

All statements that relate to future events or to our future performance as forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plans”, “seeks”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “seeks to continue”, “intends”, or other comparable terminology. Although forward-looking statements help provide complete information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations.  Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A peso devaluation of 10% would result in a translation loss of $32 thousand assuming the Company’s existing $355 thousand asset monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt.  Floating-rate obligations aggregated $6.6 million at June 30, 2004, inclusive of amounts borrowed under short-term and long-term credit facilities.  A 1.0 % increase in interest rates would result in a $66 thousand annual increase in interest expense on the existing principal balance.  The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a–1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the “exchange Act”) as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company’s fiscal quarter ended June 30, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders were held in Cd. Juarez, Mexico on April 29, 2004 at 9:30 a.m. The stockholders of the Company were asked to consider and vote on the following matters:

1)      Election of Directors Eloy S. Vallina, Keith Cannon, Benito Bucay, Eloy Vallina Garza, Richard P. Spencer, Martin W. Pitts, Carlos Hernandez, Fernando Todd, Manuel Muñoz and Statutory Auditor Fernando Ruiz Sahagun.

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

31.1   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

2.   Reports on Form 8-K during the six months ended June 30, 2004.

A Form 8-K was filed on March 1, 2004, under item 12, incorporating by the Company’s press release dated February 29, 2004, announcing its financial results for the fourth quarter and year ended December 31, 2003 and certain other information.

A Form 8-K was filed on May 3, 2004, under item 7, incorporating by the Company’s press release dated May 3, 2004, announcing its financial results for the three months ended March 31, 2004 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ELAMEX, S.A. de C.V.

                Date: August 16, 2004                                                                       By:                        /S/ Richard P. Spencer

                                                                                                                                                             Richard P. Spencer

                                                                                                                                            President and Chief Executive Officer

                                                                                                                                                       (Duly Authorized Officer)

                Date: August 16, 2004                                                                       By:                             /S/ Sam L. Henry

                                                                                                                                                                  Sam L. Henry

                                                                                                                                       Vice- President and Chief Financial Officer

                                                                                                                                                       (Duly Authorized Officer)

Exhibit 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard P. Spencer, certify that:

I have reviewed this quarterly report on Form 10-Q of Elamex, S.A. de C.V.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2004

/s/    Richard P. Spencer

______________________________

Richard P. Spencer

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Samuel L. Henry, certify that:

I have reviewed this quarterly report on Form 10-Q of Elamex, S.A. de C.V.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2004

/s/    Samuel L. Henry

__________________________________

Samuel L. Henry

Vice-President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Richard P. Spencer, the principal executive officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2004

/s/    Richard P. Spencer

______________________________

Richard P. Spencer

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Samuel L. Henry, the principal financial officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2004

/s/    Samuel L. Henry

__________________________________

Samuel L. Henry

Vice-President and Chief Financial Officer

