Form 10-Q
period 2004-09-30
ELAMEX SA DE CV
filed 2004-11-15
CIK 1009302

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________

Commission file number: 0-27992

ELAMEX, S.A. de C.V.

 (Exact name of registrant as specified in its charter)

México	Not Applicable
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

1800 Northwestern Drive 1800 Northwestern Drive El Paso, TX	79912
(Address of principal executive offices)	(Zip code)

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No☒

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 15, 2004 was:

7,502,561

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2004 and December 31, 2003 ...............................................................................................................................	3

	Unaudited Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and the Thirteen and Thirty-nine Weeks Ended October 3, 2003................................................................................................................................	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and the Thirty-nine Weeks Ended October 3, 2003.............................................	5

	Notes to Unaudited Consolidated Condensed Financial Statements...................................................	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations...........	9
Item 3.	Qualitative and Quantitative Disclosures about Market Risk................................................................	14
Item 4.	Controls and Procedures..............................................................................................................................	14

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings ........................................................................................................................................	14
Item 2.	Changes in Securities and use of Proceeds ..............................................................................................	14
Item 3.	Defaults upon Senior Securities .................................................................................................................	14
Item 4.	Submission of Matters to a Vote of Security Holders ............................................................................	14
Item 5.	Other Information .........................................................................................................................................	14
Item 6.	Exhibits and Reports on Form 8-K .............................................................................................................	15

SIGNATURES.......................................................................................................................................................................		16

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 1,302	$ 2,299
Receivables:
Trade accounts receivable, net	10,377	7,400
Other receivables, net	395	854
	10,772	8,254

Inventories, net	10,447	7,921
Income taxes receivable from Accel	579	579
Other taxes receivable	325	499
Prepaid expenses	874	1,024
Total current assets	24,299	20,576

Property, plant and equipment, net	38,435	39,956
Investment and loans to unconsolidated joint venture	337	864
Investment in unconsolidated subsidiary in bankruptcy
Goodwill, net	3,707	3,707
Deferred income taxes	681	885
Other assets, net	1,052	1,415
	$ 68,511	$ 67,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$ 6,740	$ 5,282
Current portion of capital lease obligations	1,105	1,051
Accounts payable	9,931	6,251
Accrued expenses	7,418	6,543
Taxes payable		108
Total current liabilities	25,194	19,235

Long-term debt, excluding current portion		1,827
Capital lease obligations, excluding current obligations	14,514	15,313
Total liabilities	39,708	36,375

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized,
none issued or outstanding
Common stock, 22,400,000 shares authorized, 8,323,161
issued and 7,502,561 outstanding	37,466	36,963
Deficit	(6,116)	(3,388)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	28,803	31,028
	$ 68,511	$ 67,403
See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended	Thirteen Weeks Ended	Nine Months Ended	Thirty-nine Weeks Ended
	September 30, 2004	October 3, 2003	September 30, 2004	October 3, 2003

Net sales	$ 25,051	$ 38,455	$ 68,233	$ 119,283
Cost of sales	18,981	36,117	51,485	106,905
Gross profit	6,070	2,338	16,748	12,378

Operating expenses:
General and administrative	1,418	1,448	3,469	5,595
Selling	1,611	1,719	4,981	5,178
Distribution	2,832	2,490	7,544	7,039
Goodwill impairment				3,580
Total operating expenses	5,861	5,657	15,994	21,392
Operating income (loss)	209	(3,319)	754	(9,014)

Other (expense) income:
Interest expense, net	(523)	(873)	(1,569)	(2,583)
Equity in losses of unconsolidated subsidiaries	(226)	(496)	(952)	(1,018)
Gain on sale of certain Shelter operations				1,680
Other, net	(2)	18	(36)	844
Total other expense	(751)	(1,351)	(2,557)	(1,077)

Loss before income taxes	(542)	(4,670)	(1,803)	(10,091)

Income tax provision	432	1,069	925	864

Net loss	$ (974)	$ (5,739)	$ (2,728)	$ (10,955)

Net loss per share, basic and diluted	$ (0.13)	$ (0.76)	$ (0.36)	$ (1.46)
Shares used to compute net loss per share, basic and diluted	7,502,561	7,502,561	7,502,561	7,506,127

See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	Nine Months Ended	Thirty-nine weeks Ended
	September 30, 2004	October 3, 2003
Cash flows from operating activities:
Net loss	$ (2,728)	$ (10,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,414	4,605
Gain on sale of certain Shelter operations		(1,680)
Provision for doubtful trade accounts receivable	33
Goodwill impairment		3,580
Provision for excess and obsolete inventory	45	28
Equity in losses of unconsolidated affiliates	952	1,019
Deferred income tax expense	204	358
Change in operating assets and liabilities:
Restricted cash		(1,500)
Trade accounts receivable	(3,010)	49
Other receivables	459	(12)
Inventories	(2,571)	237
Taxes receivable	174	1,193
Prepaid expenses	150	95
Other assets	363	286
Accounts payable	3,680	2,034
Accrued expenses	1,378	(350)
Taxes payable	(108)	(78)
Net cash provided by (used in) operating activities	1,435	(1,091)

Cash flows from investing activities:
Purchase of property, plant and equipment	(893)	(4,861)
Proceeds from sale of certain Shelter operations		1,800
Investment in joint venture	(425)
Net cash used in investing activities	(1,318)	(3,061)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt		3,596
Payments on notes payable and long term-debt	(369)	(3,856)
Principal repayments of capital lease obligations	(745)	(583)

Net cash used in financing activities	(1,114)	(843)

Net decrease in cash and cash equivalents	(997)	(4,995)

Cash and cash equivalents, beginning of period	2,299	8,919
Cash and cash equivalents, end of period	$ 1,302	$ 3,924

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and the thirteen and thirty-nine weeks ended October 3, 2003 and cash flows for the nine months ended September 30, 2004 and the thirty-nine weeks ended October 3, 2003. The consolidated condensed balance sheet as of December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

For the year 2003 the Company closed the 13 weeks periods ending on a Friday, except that the first quarter started on January 1, and the fourth quarter ended on December 31. For 2004 the Company closes its quarterly reporting period on the last calendar day of each quarter. As a result, the nine months ended September 30, 2004 has 3 fewer days than the thirty-nine weeks ended October 3, 2003.

Certain amounts presented in the December 31, 2003 and October 3, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation.

(2) Stock Option Plan

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the quarter ended September 30, 2004, 200,000 stock options were forfeited due to the termination of a senior executive. During the second and third quarter of 2003, 38,210 and 25,020, options respectively, were forfeited due to the resignation of one of the awarded executives during the second quarter and two awarded executives during the third quarter.

The following table summarizes information concerning currently outstanding and exercisable options:

Options	Exercise	Life in	Number	Stock
Outstanding	price	years	Exercisable	Price at Grant Date

7,500	$6.00	10		$5.35

The Company accounts for these plans under APB Opinion No. 25, under which the Company recorded a reversal of stock based compensation expense associated with forfeited unvested options of $112 thousand for the quarter ended September 30, 2004 and $42 thousand for the nine months ended September 30, 2004. No additional compensation expense is anticipated in the future in connection with the remaining options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share would have been adjusted to the following pro forma amounts:

	Three Months Ended	Thirteen Weeks Ended	Nine Months Ended	Thirty-nine Weeks Ended
	September 30, 2004	October 3, 2003	September 30, 2004	October 3, 2003
	(In thousands of U.S. dollars)
Net loss as reported	$ (974)	$ (5,739)	$ (2,728)	$ (10,955)

Stock based employee compensation expense (benefit) included in reported net loss	(112)	35	(42)	188

Total stock-based employee compensation (benefit) expense determined under fair value based method	136	(45)	46	(237)
Pro forma net loss	$ (950)	$ (5,749)	$ (2,724)	$ (11,004)

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

The Company’s net goodwill balance as of September 30, 2004 is $3.7 million. That goodwill was originally recorded in conjunction with the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill in the first quarter of 2004 and determined that there was no impairment of goodwill.

(4) Segment reporting

The Company’s reportable segments are 1) Shelter Services, 2) Metal Stamping, and 3) Food Services. The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Certain assets and contracts related to Shelter Services were sold as of July 4, 2003. Shelter services are now limited to the Franklin affiliate. This segment also reflects income and expenses related to third party leases on the Company’s industrial buildings located in Mexico. The Metal Stamping segment consists of Precision, the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors.

The Metal Stamping segment, Precision, was deconsolidated effective December 19, 2003 as a consequence of the voluntary filing for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. The investment in Precision is recognized in accordance with the equity method of accounting from that date forward.

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

The following table presents net sales and net (loss) income by segment in thousands of U.S. dollars:

				Unallocated
	Shelter	Metal	Food	Corporate	Inter-
	Services	Stamping	Services	and other	segment	Total
Three Months ended September 30, 2004
Net sales	$ 3,785	$	$ 24,495	$	$ (3,229)	$ 25,051
Net (loss) income	(288)		346	(1,032)		(974)
Thirteen Weeks ended October 3, 2003
Net sales	$ 4,851	$ 18,746	$ 19,058	$	$ (4,200)	$ 38,455
Net loss	(2,322)	(1,848)	(720)	(849)		(5,739)
Nine Months ended September 30, 2004
Net sales	$ 11,382	$	$ 66,554	$	$ (9,703)	$ 68,233
Net (loss) income	(1,088)		948	(2,588)		(2,728)
Thirty-nine Weeks ended October 3, 2003
Net sales	$ 21,960	$ 54,917	$ 54,374	$	$ (11,968)	$ 119,283
Net loss	(1,432)	(1,989)	(1,948)	(5,586)		(10,955)

(5) Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(In Thousands of U.S. Dollars)
Raw materials	$ 2,538	$ 1,841
Packaging supplies	2,382	2,140
Work-in-process	182	260
Finished goods	5,930	4,220
Sub total	11,032	8,461

Less reserve for excess and obsolete inventory	(585)	(540)
Total	$ 10,447	$ 7,921

(6) Foreign Currency

Included in “other, net” in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $3 thousand and $95 thousand for the three months ended September 30, 2004, and the thirteen weeks ended October 3, 2003, respectively, and losses of $49 thousand and $211 thousand for the nine months ended September 30, 2004, and the thirty-nine weeks ended October 3, 2003, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:

	September 30, 2004	December 31, 2003
	(In Thousands of U.S. Dollars)
Other receivables	$ 385	$ 864
Prepaid expenses and refundable taxes	921	1,282
Other assets, net	4	5
Accounts payable	(494)	(189)
Accrued expenses and other liabilities	(754)	(546)
Net foreign currency position	$ 62	$ 1,416

(7) Income Taxes

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico, as well as its operations subject to tax in the U.S.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and nine months ended September 30, 2004 was approximately $518 thousand and $1.2 million, respectively.

(8) Earnings per Share

Earnings per share (“EPS”), is computed in accordance with the Financial Accounting Standards Board’s Statement, or SFAS No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted loss per share were 7,502,561 for the three and nine months ended September 30, 2004 and for the thirteen and thirty-nine weeks ended October 3, 2003 were 7,502,561 and 7,506,127, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reports and analyzes its operations based on the markets the Company serves. The Company’s reportable segments are 1) Shelter Services, 2) Metal Stamping and 3) Food Services.

Shelter Services segment

The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Under the contract-manufacturing model, Elamex provides labor and administrative services. Under the assembly business model, Elamex provides shared manufacturing space, production management and may also provide material procurement services. In July 2003 Elamex sold certain shelter operations. Shelter services are now limited to the Franklin affiliate. In addition to providing shelter services, this group owns and leases buildings to third parties in Mexico.

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

Franklin operations include candy manufacturing and nut processing. Franklin sales and distribution services are directed to the food service industry and to retailers and wholesalers of candies and nuts. In addition to making candy for sales through its own distribution channels, Franklin makes candy on a contract-manufacturing basis for other candy producers, which is growing and is an important part of the Food Services segment business model.

Results of Operations

Management’s discussion and analysis is based on the results of operations by segment as presented in the following table:

				Unallocated Corporate and other	Inter-segment
	Shelter Services (1)	Metal Stamping (2)	Food Services			Total

Three Months ended September 30, 2004
Net sales	$ 3,785	$	$ 24,495		$ (3,229)	$ 25,051
Gross profit	321		5,749			6,070
Operating expenses	165		4,892	804		5,861
Other expense	(12)		(511)	(228)		(751)
Net (loss) income	(288)		346	(1,032)		(974)
Thirteen Weeks ended October 3, 2003
Net sales	$ 4,851	$ 18,746	$ 19,058		$ (4,200)	$ 38,455
Gross profit	251	(2,011)	4,098			2,338
Operating expenses	202	754	4,317	384		5,657
Other expense	(1)	(179)	(706)	(465)		(1,351)
Net loss	(2,322)	(1,848)	(720)	(849)		(5,739)
Nine Months ended September 30, 2004
Net sales	$ 11,382	$	$ 66,554		$ (9,703)	$ 68,233
Gross profit	1,015		15,733			16,748
Operating expenses	591		13,242	2,161		15,994
Other expense	(66)		(1,543)	(948)		(2,557)
Net (loss) income	(1,088)		948	(2,588)		(2,728)
Thirty-nine Weeks ended October 3, 2003
Net sales	$ 21,960	$ 54,917	$ 54,374		$ (11,968)	$ 119,283
Gross profit	1,424	(589)	11,543			12,378
Operating expenses	1,652	1,990	12,719	5,031		21,392
Other income (expense)	1,705	(527)	(1,609)	(646)		(1,077)
Net loss	(1,432)	(1,989)	(1,948)	(5,586)		(10,955)

(1)    Certain assets and contracts related to this segment were sold as of July 4, 2003

(2)    Segment deconsolidated effective December 19, 2003

Net sales

Net sales for the three months ended September 30, 2004 decreased $13.4 million, or 34.9%, to $25.1 million, from $38.5 million for the comparable period in 2003. Net sales for the nine months ended September 30, 2004 decreased $51.1 million, or 42.8%, to $68.2 million, from $119.3 million for the comparable period in 2003. The exclusion of Precision from the consolidation is the largest reason for the decrease. Additionally, the sale of certain Shelter Services operations in the second quarter of 2003 caused a comparative decrease. Increases in Food Services segment net sales partially offset the effect of these decreases.

Sales for Food Services for the three months ended September 30, 2004 increased 28.5% to $24.5 million from $19.1 million for the same period in the prior year. Sales for Food Services for the nine months ended September 30, 2004 increased 22.4% to $66.6 million from $54.4 million for the same period in the prior year.

The Food Services net sales increase for both the three and nine months periods reflect a growth in net sales to Contract Manufacturing customers, and also growth in sales to commercial food service customers. In addition there was an increase in net sales to candy and nuts retail customers during the third quarter of 2004. Contract manufacturing of candy is a relatively new line of business in the Food Services segment. The contract manufacturing section of the plant has room for additional equipment, and the company actively searches for customers for this line of business. The equipment needed for contract manufacturing is normally provided by the customer.

Sales for Shelter Services for the three months ended September 30, 2004 decreased 22.0% to $3.8 million from $4.9 million for the same period in the prior year. Sales for Shelter Services for the nine months ended September 30, 2004 decreased 48.2% to $11.4 million from $22.0 million for the same period in the prior year. The decrease was primarily due to the sale of certain customer contracts as of July 4, 2003.

Gross profit

Gross profit for the three months ended September 30, 2004 was $6.1 million or 24.2% of net sales, compared to  $2.3 million or 6.1% of net sales for the same period of the prior year. Gross profit for the nine months ended September 30, 2004 was $16.7 million or 24.5% of net sales, compared to  $12.4 million or 10.4% of net sales for the same period of the prior year.

Gross profit for Food Services segment for the three months ended September 30, 2004 increased 40.3% to $5.7 million from $4.1 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 23.5% in third quarter 2004 from 21.5% in third quarter 2003. Gross profit for Food Services segment for the nine months ended September 30, 2004 increased 36.3% to $15.7 million from $11.5 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 23.6% in the first nine months of 2004 from 21.2% in the comparable period of 2003. In 2004 this line of business is operating closer to the capacity of the existing machinery than it did a year ago, and more equipment is installed and operating in the contract manufacturing section of the plant. Additionally, operations are more efficient due to experience gained. The increase in gross profit was primarily the result of the aforementioned and continuing to emphasize migration of candy product sales from bulk to packaged quantities.

Gross profit for Shelter Services for the three months ended September 30, 2004 increased 27.9% to $321 thousand from $251 thousand for the same period in the prior year. As a percentage of Shelter Services net sales, the rate increased to 8.5% in third quarter 2004 from 5.2% in third quarter 2003. Gross profit for Shelter Services for the nine months ended September 30, 2004 decreased 28.7% to $1.0 million from $1.4 million for the same period in the prior year. As a percentage of Shelter Services net sales, the rate increased to 8.9% in the first nine months of 2004 from 6.5% in the comparable period of 2003. The changes are due primarily to the sale of certain customer contracts as of July 4, 2003.

Operating expenses

Operating expenses increased to $5.9 million for the three months ended September 30, 2004, compared to $5.7 million, for the same period of the prior year. Operating expenses decreased to $16.0 million for the nine months ended September 30, 2004, compared to $21.4 million, for the same period of the prior year.

Operating expenses for Food Services for the three months ended September 30, 2004 were $4.9 million or 20.0% of Food Services net sales compared to $4.3 million or 22.7% of sales for the same period in the prior year. Operating expenses for Food Services for the nine months ended September 30, 2004 were $13.2 million or 19.9% of Food Services net sales compared to $12.7 million or 23.3% of Food Services net sales for the same period in the prior year. Operating expenses decreased as a percentage of Food Services net sales in both the three and nine months periods of 2004, as compared to the comparable periods of the prior year. Increases in sales volume and cost control initiatives were the primary causal factors for these improvements. Also, during the second quarter of 2004 a contingency accrual of $430 thousand was reversed to income as a result of the successful resolution of a contingency for which an accrual was recorded in the fourth quarter of 2003.

Operating expenses for Shelter Services for the three months ended September 30, 2004 decreased 18.3% to $165 thousand or 4.4% of sales from $202 thousand or 4.2% of Shelter Services net sales for the same period in the prior year. Operating expenses for Shelter Services for the nine months ended September 30, 2004 decreased 64.2% to $591 thousand or 5.2% of Shelter Services net sales from $1.7 million or 7.5% of sales for the same period in the prior year. The decrease was primarily attributable to the decrease of administrative and selling expenses due to the sale of certain Shelter Services operations.

Operating expenses for Corporate for the three months ended September 30, 2004 increased to $804 thousand from $384 thousand for the same period in the prior year. The increase is primarily due to compensation expense of  $260 thousand recognized in connection with a separation agreement between the Company and a senior executive officer and additional consulting fees spent during the third quarter of 2004. Operating expenses for Corporate for the nine months ended September 30, 2004 decreased to $2.2 million from $5.0 million for the same period in the prior year. The decrease was primarily due to goodwill impairment of $3.6 million recorded in first quarter of 2003, partially offset by increase in consulting fees of approximately $275 thousand and compensation expense of approximately $260 thousand recorded during third quarter 2004. No impairment of goodwill has been recorded in 2004.

Other (expense) income

Other expense for the three months ended September 30, 2004 was $751 thousand, compared to $1.4 million for the same period of the prior year. Other expense for the nine months ended September 30, 2004 was $2.6 million, compared to $1.1 million for the same period of the prior year.

Other expense for Food Services for the three months ended September 30, 2004 was $511 thousand compared to $706 thousand for the same period in the prior year. The decrease was primarily due to the decrease in interest expense. Other expense for Food Services for the nine months ended September 30, 2004 was $1.5 million compared to $1.6 million for the same period in the prior year.

Other expense for Shelter Services for the three months ended September 30, 2004 was $12 thousand as compared to $1 thousand for the same period in the prior year. Other expense for Shelter Services for the nine months ended September 30, 2004 was $66 thousand as compared to an income of $1.7 million for the same period in the prior year. During the second quarter of 2003 the Company recognized a gain on the sale of certain shelter contracts, miscellaneous assets and stock of five newly created companies of approximately $1.7 million.

Other expense for Corporate for the three months ended September 30, 2004 decreased to $228 thousand from $465 thousand for the same period in the prior year. The variance was primarily due to a decrease in losses of unconsolidated joint venture of $270. Other expense for Corporate for the nine months ended September 30, 2004 increased to $948 thousand from $646 thousand for the same period in the prior year. The increase in other expense was primarily due to a decrease in intercompany interest income of approximately $327 thousand.

Taxes

The tax provision for the three months ended September 30, 2004 was $432 thousand compared to $1.1 million for the same period in the prior year. The tax provision for the nine months ended September 30, 2004 was $925 thousand compared to $864 thousand for the same period in the prior year.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carry forwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and nine months ended September 30, 2004 was approximately $518 thousand and $1.2 million, respectively.

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

The Company’s net goodwill balance as of September 30, 2004 is $3.7 million. That goodwill was originally recorded in conjunction with the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill in the first quarter of 2004 and determined that there was no impairment of goodwill.

Net loss and loss per share

Net loss for the three months ended September 30, 2004 was $974 thousand compared to a net loss of $5.7 million for the same period of 2003. For the three months ended September 30, 2004 basic and diluted net loss per share was $0.13, compared to $0.76 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three months ended September 30, 2004 and for the thirteen weeks ended October 3, 2003 were 7,502,561. Net loss for the nine months ended September 30, 2004 was $2.7 million compared to a net loss of $11.0 million for the same period of 2003. For the nine months ended September 30, 2004 basic and diluted net loss per share was $0.36, compared to  $1.46 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share were 7,502,561 for the nine months ended September 30, 2004, and 7,506,127 for the thirty-nine weeks ended October 3, 2003.

Liquidity and Capital Resources

The Company’s working capital (defined as current assets minus current liabilities) as of September 30, 2004 decreased to a negative $895 thousand compared to $1.3 million as of December 31, 2003.

Notes payable to a bank totaling $1.9 million are due in July 2005. Accordingly, the liability classification shifted from long term to current. Management expects to refinance the note at the time of, or prior to, maturity.

For the nine months ended September 30, 2004 the net cash provided by operating activities was approximately $1.4 million.

Net cash used in investing activities was approximately $1.3 million for the nine months ended September 30, 2004, due to the acquisition of equipment and funds provided to the unconsolidated joint venture.

Net cash used in financing activities was $1.1 million for the nine months ended June 30, 2004 due to payments on notes payable and long-term debt and capital leases.

Management intends to fund current operations and activities of the Company, through cash provided by operations, and available credit facilities and refinancing of certain short -term debt.

Critical accounting policies and estimates

Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003 for a summary of the Company’s critical accounting policies.

Forward Looking Statements

This Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with Elamex's future growth and profitability, the ability of Elamex to continue to increase sales to existing customers and new customers, and the effects of competitive and general economic conditions. These risks may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from our future results from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

All statements that relate to future events or to our future performance are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plans”, “seeks”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “seeks to continue”, “intends”, or other comparable terminology. Although forward-looking statements help provide complete information about us, investors should keep in mind that forward-looking statements are only predictions, at a point in time, and are inherently less reliable than historical information.

There can be no assurance that Elamex's principal customers will continue to purchase products and services from Elamex at the current levels, if at all, and the loss of one or more major customers could have a material adverse effect on Elamex's operating results.

The Company does not guarantee future results, levels of activity, performance or achievements and the Company does not assume responsibility for the accuracy and completeness of these statements. The forward-looking statements in this Form 10-Q are based on information as of the date of this report. The Company assumes no obligation to update any of these statements based on information after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations.  Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. A Peso devaluation of 10% would result in a translation loss of $6 thousand assuming the Company’s existing $62 thousand asset monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt.  Floating-rate obligations aggregated $6.7 million at September 30, 2004, inclusive of amounts borrowed under short-term and long-term credit facilities.  A 1.0 % increase in interest rates would result in a $67 thousand annual increase in interest expense on the existing principal balance.  The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a–1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the “exchange Act”) as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company’s fiscal quarter ended September 30, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

31.1   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.   Reports on Form 8-K during the nine months ended September 30, 2004.

A Form 8-K was filed on March 1, 2004, under item 12, incorporating by reference the Company’s press release dated February 29, 2004, announcing its financial results for the fourth quarter and year ended December 31, 2003 and certain other information.

A Form 8-K was filed on May 3, 2004, under item 7, incorporating by reference the Company’s press release dated May 3, 2004, announcing its financial results for the three months ended March 31, 2004 and certain other information.

A Form 8-K was filed on July 29, 2004, under item 7, incorporating by reference the Company’s press release dated July 29, 2004, announcing its financial results for the three and six months ended June 30, 2004 and certain other information.

A Form 8-K was filed on August 11, 2004, under item 7, incorporating by reference the Company’s press release dated August 9, 2004, announcing changes in chief executive positions for Elamex and its primary operating subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELAMEX, S.A. de C.V.

Date: November 15, 2004 By:	/S/ Richard P. Spencer
Richard P. Spencer
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 15, 2004 By:	/S/ Sam L. Henry
Sam L. Henry
Senior Vice- President and Chief Financial Officer
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

Date: November 15, 2004

/s/ Richard P. Spencer
Richard P. Spencer
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sam L. Henry, certify that:

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

Date: November 15, 2004

/s/ Sam L. Henry
Sam L. Henry
Senior Vice-President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Richard P. Spencer, the principal executive officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2004

/s/ Richard P. Spencer
Richard P. Spencer
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Sam L. Henry, the principal financial officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2004

/s/ Sam L. Henry
Sam L. Henry
Senior Vice-President and Chief Financial Officer

