Form 10-Q/A
period 2004-09-30
ELAMEX SA DE CV
filed 2005-03-31
CIK 1009302

FORM 10-Q/A

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

Yes __☒__  No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____   No ___☒__

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 15, 2004 was:

7,502,561

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the nine and three months ended September 30, 2004 includes our restated unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2004 and related notes, which we restated to reclassify a capital lease as operating lease. See note 2 to our unaudited condensed consolidated financial statements included as part of this quarterly report for additional information.

The Items of our Quarterly Report on Form 10-Q for the nine and three months ended September 30, 2004, which are amended and restated herein are:

1. Part 1, Item 1 - Financial Statements

2. Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise expressly noted herein, this Amendment to Quarterly Report on Form 10-Q/A does not reflect events occurring after the November 15, 2004 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	September 30, 2004	December 31, 2003
	(As restated, see note 2)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,302	$ 2,299
Receivables:
Trade accounts receivable, net	10,377	7,400
Other receivables, net	395	854
	10,772	8,254

Inventories, net	10,447	7,921
Income taxes receivable from Accel	579	579
Other taxes receivable	325	499
Prepaid expenses	874	1,024
Total current assets	24,299	20,576

Property, plant and equipment, net	28,027	39,956
Investment and loans to unconsolidated joint venture	337	864
Investment in unconsolidated subsidiary in bankruptcy
Goodwill, net	3,707	3,707
Deferred income taxes	681	885
Other assets, net	1,052	1,415
	$ 58,103	$ 67,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$ 6,740	$ 5,282
Current portion of capital lease obligations	1,105	1,051
Accounts payable	9,931	6,251
Accrued expenses	7,418	6,543
Taxes payable		108
Current portion of deferred gain on lease-back	184
Total current liabilities	25,378	19,235

Long-term debt, excluding current portion		1,827
Capital lease obligations, excluding current obligations	2,972	15,313
Deferred gain on sale-leaseback	935
Total liabilities	29,285	36,375

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding
Common stock, 22,400,000 shares authorized, 8,323,161 issued and 7,502,561 outstanding	37,466	36,963
Deficit	(6,101)	(3,388)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	28,818	31,028
	$ 58,103	$ 67,403

See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30, 2004	Thirteen Weeks Ended October 3, 2003	Nine Months Ended September 30, 2004	Thirty-nine Weeks Ended October 3, 2003
	(As restated, see note 2)		(As restated, see note 2)

Net sales	$ 25,051	$ 38,455	$ 68,233	$ 119,283
Cost of sales	19,039	36,117	51,543	106,905
Gross profit	6,012	2,338	16,690	12,378

Operating expenses:
General and administrative	968	1,448	3,019	5,595
Selling	1,611	1,719	4,981	5,178
Distribution	2,832	2,490	7,544	7,039
Goodwill impairment				3,580
Total operating expenses	5,411	5,657	15,544	21,392
Operating income (loss)	601	(3,319)	1,146	(9,014)

Other (expense) income:
Interest expense, net	(900)	(873)	(1,946)	(2,583)
Equity in losses of unconsolidated subsidiaries	(226)	(496)	(952)	(1,018)
Gain on sale of certain Shelter operations				1,680
Other, net	(2)	18	(36)	844

Total other expense	(1,128)	(1,351)	(2,934)	(1,077)

Loss before income taxes	(527)	(4,670)	(1,788)	(10,091)

Income tax provision	432	1,069	925	864

Net loss	$ (959)	$ (5,739)	$ (2,713)	$ (10,955)

Net loss per share, basic and diluted	$ (0.13)	$ (0.76)	$ (0.36)	$ (1.46)
Shares used to compute net loss per share, basic and diluted	7,502,561	7,502,561	7,502,561	7,506,127

See notes to the unaudited consolidated condensed financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	Nine Months Ended September 30, 2004	Thirty-nine weeks Ended October 3, 2003

	(As restated, see note 2)
Cash flows from operating activities:
Net loss	$ (2,713)	$ (10,955)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,414	4,605
Gain on sale of certain Shelter operations		(1,680)
Provision for doubtful trade accounts receivable	33
Goodwill impairment		3,580
Provision for excess and obsolete inventory	45	28
Equity in losses of unconsolidated affiliates	952	1,019
Deferred income tax expense	204	358

Change in operating assets and liabilities:
Restricted cash		(1,500)
Trade accounts receivable	(3,010)	49
Other receivables	459	(12)
Inventories	(2,571)	237
Taxes receivable	174	1,193
Prepaid expenses	150	95
Other assets	363	286
Accounts payable	3,680	2,034
Accrued expenses	1,378	(350)
Taxes payable	(108)	(78)
Net cash provided by (used in) operating activities	1,450	(1,091)

Cash flows from investing activities:
Purchase of property, plant and equipment	(893)	(4,861)
Proceeds from sale of certain Shelter operations		1,800
Investment in joint venture	(425)
Net cash used in investing activities	(1,318)	(3,061)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt		3,596
Payments on notes payable and long term-debt	(369)	(3,856)
Principal repayments of capital lease obligations	(760)	(583)
Net cash used in financing activities	(1,129)	(843)

Net decrease in cash and cash equivalents	(997)	(4,995)

Cash and cash equivalents, beginning of period	2,299	8,919
Cash and cash equivalents, end of period	$ 1,302	$ 3,924

See notes to the unaudited consolidated condensed financial statements

Elamex, S.A. de C.V. and Subsidiaries

Notes to the Unaudited Consolidated Condensed Financial Statements

(In Thousands of U. S. Dollars)

(Restated)

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

(2) Restatement

The Company has restated its previously issued financial statements for the nine and three months ended September 30, 2004, to reclassify a capital lease obligation to operating lease.

Prior to September 16, 2004, the Company financed, via a capital lease arrangement with a related party, a candy production plant located in Juarez, Mexico. This arrangement specified that, at the end of the lease term in November 2010, the Company would purchase the building at a specified price. On September 16, 2004, the Company and the related party entered into an agreement eliminating the purchase commitment. The lease modification resulted in a deemed sale and subsequent leaseback of the property through the original lease term. At the date of the lease modification, land and buildings with a net book value aggregating $2.4 million and $8.1 million, respectively, and the related obligation under capital leases of $11.5 million were removed resulting in a deferred gain of $1.1 million. The deferred gain is being amortized through the remaining lease term ending in November 2010. For the nine months ended September 30, 2004, the amount of deferred gain recognized amounted to $13 thousand.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Cost of sales	18,981	19,039	51,485	51,543
General and administrative	1,418	968	3,469	3,019
Interest expense	(523)	(900)	(1,569)	(1,946)
Net loss	(974)	(959)	(2,728)	(2,713)

	As of September 31, 2004
	As previously reported	As restated
Property, plant and equipment, net	38,435	28,027
Current portion of deferred gain on lease-back		184
Capital lease obligations, excluding current obligations	14,514	2,972
Deferred gain on sale-leaseback		935
Deficit	(6,116)	(6,101)

(3) Stock Option Plan

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

	Three Months Ended September 30, 2004	Thirteen Weeks Ended October 3, 2003	Nine Months Ended September 30, 2004	Thirty-nine Weeks Ended October 3, 2003

	(In thousands of U.S. dollars)
Net loss as reported	$ (959)	$ (5,739)	$ (2,713)	$ (10,955)

Stock based employee compensation expense (benefit) included in reported net loss	(112)	35	(42)	188

Total stock-based employee compensation (benefit) expense determined under fair value based method	136	(45)	46	(237)
Pro forma net loss	$ (935)	$ (5,749)	$ (2,709)	$ (11,004)

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

(4) Goodwill

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

(5) Segment reporting

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

The following table presents net sales and net (loss) income by segment in thousands of U.S. dollars:

	Shelter Services	Metal Stamping	Food Services	Unallocated Corporate and other	Inter- segment	Total

Three Months ended September 30, 2004
Net sales	$ 3,785	$	$ 24,495	$	$ (3,229)	$ 25,051
Net (loss) income	(288)		(89)	(582)		(959)
Thirteen Weeks ended October 3, 2003
Net sales	$ 4,851	$ 18,746	$ 19,058	$	$ (4,200)	$ 38,455
Net loss	(2,322)	(1,848)	(720)	(849)		(5,739)
Nine Months ended September 30, 2004
Net sales	$ 11,382	$	$ 66,554	$	$ (9,703)	$ 68,233
Net (loss) income	(1,088)		513	(2,138)		(2,713)
Thirty-nine Weeks ended October 3, 2003
Net sales	$ 21,960	$ 54,917	$ 54,374	$	$ (11,968)	$ 119,283
Net loss	(1,432)	(1,989)	(1,948)	(5,586)		(10,955)

(6) Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(In Thousands of U.S. Dollars)
Raw materials	$ 2,538	$ 1,841
Packaging supplies	2,382	2,140
Work-in-process	182	260
Finished goods	5,930	4,220
Sub total	11,032	8,461

Less reserve for excess and obsolete inventory	(585)	(540)
Total	$ 10,447	$ 7,921

(7) Foreign Currency

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

(9) Earnings per Share

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

Results of Operations

Management’s discussion and analysis is based on the results of operations by segment as presented in the following table:

	Shelter Services (1)	Metal Stamping (2)	Food Services	Unallocated Corporate and other	Inter- segment	Total
Three Months ended September 30, 2004
Net sales	$ 3,785	$	$ 24,495		$ (3,229)	$ 25,051
Gross profit	321		5,691			6,012
Operating expenses	165		4,892	354		5,411
Other expense	(12)		(888)	(228)		(1,128)
Net (loss) income	(288)		(89)	(582)		(959)
Thirteen Weeks ended October 3, 2003
Net sales	$ 4,851	$ 18,746	$ 19,058		$ (4,200)	$ 38,455
Gross profit	251	(2,011)	4,098			2,338
Operating expenses	202	754	4,317	384		5,657
Other expense	(1)	(179)	(706)	(465)		(1,351)
Net loss	(2,322)	(1,848)	(720)	(849)		(5,739)
Nine Months ended September 30, 2004
Net sales	$ 11,382	$	$ 66,554		$ (9,703)	$ 68,233
Gross profit	1,015		15,675			16,690
Operating expenses	591		13,242	1,711		15,544
Other expense	(66)		(1,920)	(948)		(2,934)
Net (loss) income	(1,088)		513	(2,138)		(2,713)
Thirty-nine Weeks ended October 3, 2003
Net sales	$ 21,960	$ 54,917	$ 54,374		$ (11,968)	$ 119,283
Gross profit	1,424	(589)	11,543			12,378
Operating expenses	1,652	1,990	12,719	5,031		21,392
Other income (expense)	1,705	(527)	(1,609)	(646)		(1,077)
Net loss	(1,432)	(1,989)	(1,948)	(5,586)		(10,955)

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

Gross profit

Gross profit for the three months ended September 30, 2004 was $6.0 million or 24.0% of net sales, compared to  $2.3 million or 6.1% of net sales for the same period of the prior year. Gross profit for the nine months ended September 30, 2004 was $16.7 million or 24.5% of net sales, compared to  $12.4 million or 10.4% of net sales for the same period of the prior year.

Gross profit for Food Services segment for the three months ended September 30, 2004 increased 38.9% to $5.7 million from $4.1 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 23.2% in third quarter 2004 from 21.5% in third quarter 2003. Gross profit for Food Services segment for the nine months ended September 30, 2004 increased 35.8% to $15.7 million from $11.5 million for the same period in the prior year. As a percentage of Food Services net sales, the rate increased to 23.6% in the first nine months of 2004 from 21.2% in the comparable period of 2003. In 2004 this line of business is operating closer to the capacity of the existing machinery than it did a year ago, and more equipment is installed and operating in the contract manufacturing section of the plant. Additionally, operations are more efficient due to experience gained. The increase in gross profit was primarily the result of the aforementioned and continuing to emphasize migration of candy product sales from bulk to packaged quantities.

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

Operating expenses

Operating expenses decreased to $5.4 million for the three months ended September 30, 2004, compared to $5.7 million, for the same period of the prior year. Operating expenses decreased to $15.5 million for the nine months ended September 30, 2004, compared to $21.4 million, for the same period of the prior year.

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

Operating expenses for Corporate for the three months ended September 30, 2004 decreased to $354 thousand from $384 thousand for the same period in the prior year. The decrease is primarily due to decrease in corporate overhead expenses of approximately $290 thousand, partially offset by compensation expense of  $260 thousand recognized in connection with a separation agreement between the Company and a senior executive officer and additional consulting fees spent during the third quarter of 2004. Operating expenses for Corporate for the nine months ended September 30, 2004 decreased to $1.7 million from $5.0 million for the same period in the prior year. The decrease was primarily due to goodwill impairment of $3.6 million recorded in first quarter of 2003, partially offset by compensation expense of approximately $260 thousand recorded during third quarter 2004. No impairment of goodwill has been recorded in 2004.

Other (expense) income

Other expense for the three months ended September 30, 2004 was $1.1 million, compared to $1.4 million for the same period of the prior year. Other expense for the nine months ended September 30, 2004 was $2.9 million, compared to $1.1 million for the same period of the prior year.

Other expense for Food Services for the three months ended September 30, 2004 was $888 thousand compared to $706 thousand for the same period in the prior year. Other expense for Food Services for the nine months ended September 30, 2004 was $1.9 million compared to $1.6 million for the same period in the prior year. The increase was primarily due to the increase in interest expense.

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

Net loss and loss per share

Net loss for the three months ended September 30, 2004 was $959 thousand compared to a net loss of $5.7 million for the same period of 2003. For the three months ended September 30, 2004 basic and diluted net loss per share was $0.13, compared to $0.76 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three months ended September 30, 2004 and for the thirteen weeks ended October 3, 2003 were 7,502,561. Net loss for the nine months ended September 30, 2004 was $2.7 million compared to a net loss of $11.0 million for the same period of 2003. For the nine months ended September 30, 2004 basic and diluted net loss per share was $0.36, compared to  $1.46 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share were 7,502,561 for the nine months ended September 30, 2004, and 7,506,127 for the thirty-nine weeks ended October 3, 2003.

Liquidity and Capital Resources

The Company’s working capital (defined as current assets minus current liabilities) as of September 30, 2004 decreased to a negative $1.1 million compared to $1.3 million as of December 31, 2003.

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

Exhibits Index.

Exhibit

Number                                                                                         Description

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

ELAMEX, S.A. de C.V.

Date: March 31, 2005	By: /S/ Richard R. Harshman
Richard R. Harshman
President and Chief Executive Officer
(Duly Authorized Officer)

Date: March 31, 2005	By: /S/ Sam L. Henry
Sam L. Henry
Senior Vice- President and Chief Financial Officer
(Duly Authorized Officer)

Exhibit 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard R. Harshman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Elamex, S.A. de C.V.;

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

Date: March 31, 2005

/s/ Richard R. Harshman
Richard R. Harshman
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sam L. Henry, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Elamex, S.A. de C.V.;

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

Date: March 31, 2005

/s/ Sam L. Henry
Sam L. Henry
Senior Vice-President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q/A for the quarter ended on September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Richard R. Harshman, the principal executive officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005

/s/ Richard R. Harshman
Richard R. Harshman
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q/A for the quarter ended on September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Sam L. Henry, the principal financial officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2005

/s/ Sam L. Henry
Sam L. Henry
Senior Vice-President and Chief Financial Officer