Form 10-K
period 2004-12-31
ELAMEX SA DE CV
filed 2005-03-31
CIK 1009302

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the fiscal year ended                        Commission file number:
        DECEMBER 31, 2004                                    0-27992

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (based upon the closing price of the NASDAQ National Market on July 2, 2004 of $2.25) held by non-affiliates of the registrant on that date was approximately $7,146,205.

The number of shares of Class I Common Stock of the registrant outstanding as of March 8, 2005 was: 7,502,561.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the registrant's 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K

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

                                               TABLE OF CONTENTS

                                                                                                                          PAGE #
PART I

        ITEM 1.   BUSINESS............................................................................................      3
        ITEM 2.   PROPERTIES..........................................................................................      8
        ITEM 3.   LEGAL PROCEEDINGS...................................................................................      8
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................      8

PART II

        ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
                  OF EQUITY SECURITES                                                                                       9
        ITEM 6.   SELECTED FINANCIAL DATA.............................................................................     10
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS...............................................................................     12
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.........................................     21
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................     22
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE............................................................................     44
        ITEM 9A.  CONTROLS AND PROCEDURES.............................................................................     44
        ITEM 9B.  OTHER INFORMATION                                                                                        44

PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................     44
        ITEM 11.  EXECUTIVE COMPENSATION..............................................................................     46
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS.............................................................................................     46
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................     46
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................................     46

PART IV

        ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................................................     47

                  SIGNATURES..........................................................................................     48

                                     PART I

References in this Form 10-K to Elamex or the Company are to Elamex, S.A. de C.V. and its subsidiaries, collectively, and references to Elamex, S.A. de C.V. are solely to Elamex, S.A. de C.V. In this Form 10-K, references to $ and U.S. Dollars are to United States dollars and references to ps$ and Pesos are to Mexican Pesos.

ITEM 1. BUSINESS

GENERAL

Elamex is a Mexican company with manufacturing operations and real estate holdings in Mexico and the United States. The Company is involved in the production of food items related to its candy manufacturing and nut packaging and processing operations, and metal and plastic parts for the appliance and automotive industries.

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

BUSINESS SEGMENTS AND SERVICES

FOOD SERVICES

In July 2002 Elamex acquired 100% of Franklin Connections, LP (Franklin), a general line candy manufacturer and a retail/food service nut packing and processing company. Candy manufacturing is conducted in a world-class dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico. Nut packaging is conducted in Franklin's approximately 185,000 square foot packaging plant in El Paso, Texas. Additionally, Franklin, through its Sunrise Confections Division, offers both contract manufacturing and shelter services for U.S. candy companies who market the candy produced in Franklin's candy manufacturing plant. Franklin distributes its products through mass merchandisers, grocery retailers, drug store chains, wholesalers, national and regional food service companies; large U.S. food products companies and U.S. based candy and confection companies.

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

Prior to the sale in July 2003 Elamex provided specialized manufacturing services in Mexico through its Shelter Services Division. Under the shelter business model, Elamex provided labor and other administrative services, dedicated or shared manufacturing space, and production management. It also provided limited procurement services. Subsequent to the sale, Shelter Services are now limited to services provided to a Franklin affiliate.

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

On December 19, 2003, Precision voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court to implement a restructuring of its debt. Elamex was authorized by its Board of Directors to sell Precision. Any sale will be subject to the approval of the U.S. Bankruptcy Court. As a consequence of seeking protection under bankruptcy laws, the Company no longer controls Precision's operations as of December 19, 2003 and the Company's investment in Precision is recognized in accordance with the equity method of accounting. Due to the bankruptcy activity during 2004, the Company had no significant influence on Precision's operations and changed from the equity method to the cost method with no effect on net loss.

QUALCORE

Elamex also has a 50.1% investment in Qualcore, S. de R.L. de C.V. ("Qualcore"), a joint venture company, which manufactures plastics parts and metal parts (metal stamping and powder painting capabilities) with General Electric de Mexico (GE de Mexico). Qualcore is jointly managed with GE de Mexico and the investment in the joint venture is recorded under the equity method. Qualcore's customers are Mexican companies engaged in the manufacturing of appliances and automotive parts for products primarily destined for export to the United States. Qualcore operates a 116,000 square foot manufacturing facility constructed in 2000. It is located in Celaya, Mexico, a city approximately 200 miles northwest of Mexico City. Qualcore is registered under ISO 9002 and is also engaged in Six Sigma quality initiatives.

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

Shelter services has offered shared or dedicated manufacturing facilities, hires and trains manufacturing personnel and provides other related administrative services. Production management is typically handled by the OEM. The OEM also provides materials and equipment. Shelter service costs are typically billed by the hour. Contract manufacturing is a natural expansion of shelter services. Contract manufacturing generally includes labor management and oversight, materials procurement and management, control of production processes, customs management, as well as shared and/or dedicated facilities and manufacturing administrative services. In contract manufacturing arrangements, the contract manufacturer normally assumes greater pricing risks due to manufacturing costs, quality and delivery. Elamex's breadth of services and range of third party quality certifications, such as ISO 9002, ANSI-J-STD-001 and GIDEP (General Industry Data Exchange Program), have given it a market advantage.

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

The appliance and automotive industries began a strong migration to Mexico in the 1990s. Companies in these industries looked for specialized business arrangements such as joint ventures, alliances and multi-year business guarantees, in order to secure capacity from high quality Mexican-based suppliers. Qualcore was the result of this particular business model used to meet the perceived needs of these companies. It also appeared that there was a strong need for regional U.S. support in some of these same commodities. Elamex's acquisition of Precision in 1999 was intended to expand supplier arrangements with existing customers by offering U.S. based production and also to expand its industry penetration through the addition of new customers with both U.S. and Mexican manufacturing needs. This strategy was intended to provide benefits to OEM customers seeking to consolidate their supply base.

In 2000, increasing consolidation in the electronic manufacturing industry (EMS) prompted Elamex to divest itself of its EMS operation.

Mexico has become an important manufacturer of candy products destined to the United States. Mexico currently enjoys significantly lower labor and raw material costs when compared to those experienced by U.S. candy companies who manufacture general line sugar candies in the United States. In 2001, seeing an opportunity of the lower costs in producing general line sugar candy in Mexico, Franklin built a world-class candy manufacturing facility in Juarez, Mexico. Currently all of the candy produced at this facility is exported to the United States.

CUSTOMERS AND MARKETS

In 2004 Franklin (Food Services) accounted for $95.3 million or 97.7% of Elamex's total consolidated sales of $97.6 million. Franklin's customer base is very diversified. Its customers include some of the largest U.S. mass merchandisers, grocery retailers, drug store chains, wholesalers, national and regional food service companies; large U.S. food products companies and U.S. based candy and confection companies. In 2004, Franklin had two major customers that accounted for 20.9% and 10% of its total sales.

In 2004, Elamex's Shelter Services Division accounted for $15.2 million, or 13.8% of Elamex's total sales before elimination of sales for manufacturing services provided to Franklin. In 2004, the Shelter Services Division recorded $13.0 million in sales to Franklin.

Please see Note 13 of the Financial Statements for additional segment and geographic information.

SALES AND MARKETING

The Company's principal sources of new business come from existing relationships, referrals and from Company employed direct sales personnel and through senior management. Elamex companies advertise in trade journals, participate in industry trade shows and seminars.

Once introduced to the capabilities, products and services of an Elamex company, the sales cycle is normally six months to a year. However, once acquired, customers generally remain for extended periods of time. The selling effort for manufacturing services requires time and extensive coordination for labor, supplies, equipment and facilities. Keys to successful customer conversion are technical expertise, price, product quality and customer service. Team selling, emphasizing value added services, forms an integral part of the sales and marketing strategies of all Elamex companies.

COMPETITION

The markets in which Elamex companies compete include competitors who have substantial market shares, brand recognition and financial resources. Elamex faces competition from current and prospective customers who evaluate Elamex's manufacturing capabilities against the merits of manufacturing products internally.

Although the U.S. candy and nut markets are very large, they are dominated by large branded food companies. Currently, all of the candy produced in Franklin's candy manufacturing plant is exported to the United States. Other U.S. based general line candy companies have established manufacturing plants in Mexico or acquire candy produced in Mexico or other low cost producing countries.

Elamex's Shelter Services Division competition comes primarily from Mexican industrial real estate development companies who have established operations providing services similar to those offered by Elamex's Shelter Services Division in order to rent and or sell industrial buildings in Mexico. The primary objective of these real estate companies is the profitable commercialization of real estate rather than profitability associated with manufacturing services. During 2001 and 2002, due primarily to the recession in manufacturing in the United States as well as competition from China, Mexico's border manufacturing business suffered significant reductions. This situation has resulted in customer attrition or limited growth possibilities for companies like Elamex engaged in providing shelter and contract manufacturing services in Mexico.

Precision competes with both domestic and foreign owned competitors. Foreign owned competitors are generally well capitalized, use modern equipment and are closely aligned with other foreign owned companies doing business in the United States. Due to the cost of transportation, generally the manufacturing plants of Precision's customers are within 500 miles of Louisville, Kentucky, Precision attempts to distinguish itself by providing value added pre-manufacturing services, assembly and cosmetic powder painting capabilities.

Elamex believes that the primary basis of competition in its targeted markets are time to market, engineering or technical capability, price, manufacturing quality, product consistency, and reliable delivery. Elamex believes that it competes favorably with respect to each of these factors. To remain competitive, Elamex must continue to provide world class manufacturing services, maintain high quality levels, offer value-added products and services, offer flexible and reliable delivery schedules, and compete favorably on price.

EFFECT OF NAFTA

Elamex believes that NAFTA continues to have a positive effect on its business. NAFTA eliminates import duties and reduces other restrictions on certain imports into the United States, and Canada. These benefits enable Elamex to manufacture products from raw materials and components imported into Mexico, then returned to the United States and Canada as finished products, without paying significant duties.

BACKLOG

Backlog consists of firm purchase orders and commitments that are to be filled within the next 12 months. However, since order and commitments may be rescheduled, increased or canceled, Elamex does not consider backlog to be a meaningful indicator of future financial performance.

KEY RAW MATERIALS AND SUPPLIERS

Franklin acquires nutmeats from a variety of suppliers, both U.S. and foreign, for packaging and processing at its plant in El Paso. Franklin generally enters into purchase contracts for a majority of its nutmeats needs based on its estimated forward sales forecasts. For its candy operations, Franklin acquires substantial amounts of sugar and corn syrup. Franklin acquires sugar from both Mexican and U.S. suppliers, under both spot purchases and annual supply agreements. The prices of these raw materials fluctuate, depending primarily on supply and demand. The company has limited ability to pass cost increases through to its customers.

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

EMPLOYEES

Elamex had a total of 937 employees at December 31, 2004, of which 820 were employed in Mexico in Elamex's Shelter Services Division (includes employees at the Franklin candy manufacturing plant), and 113 were employed by Franklin in El Paso, Texas. The Elamex corporate staff is composed of a President and Chief Executive Officer, a Chief Financial Officer, a Corporate Controller and one administrative staff. The Company's employees in the United States and Mexico are not covered by union agreements.

ENVIRONMENTAL COMPLIANCE

Elamex's operations are subject to the Mexican General Law on Ecological Equilibrium and Environmental Protection (the Ecological Law) and the regulations promulgated thereunder. In accordance with the Ecological Law, companies engaged in industrial activities are subject to the regulatory jurisdiction of the Secretaria del Medio Ambiente, Recursos Naturales y Pesca (the Ministry of the Environment, Natural Resources and Fisheries). Since September 1990, each such company has been required to file semi-annual reports regarding its production facilities and to comply with the Ecological Law and the regulations thereunder, with respect to its environmental protection controls for air emissions, wastewater discharge and the disposition of industrial waste. Elamex is licensed to handle radioactive materials and complies with both U.S. and Mexican standards relating to the handling of such materials. In addition, Elamex is subject to U.S. environmental laws and regulations as a consequence of the return to the United States of any hazardous wastes generated by Elamex that are derived from materials imported from the United States, a requirement of its participation in the Maquiladora program. Such laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at a property. The Company does not anticipate any material capital expenditures. Elamex is not aware of any non-compliance with the above-mentioned regulations.

Mexican environmental laws and regulations have become increasingly stringent over the last decade. This trend is likely to continue and may be influenced by the environmental agreement entered into by Mexico, the United States and Canada in connection with NAFTA. Elamex believes that its policies with respect to environmental matters in Mexico currently exceed the standards set forth in the Ecological Law, with the exception of water discharge of the candy plant. The Company is currently working together with the municipal water agency and expects to be in compliance in the short term. Elamex is committed to maintaining high standards of environmental protection controls.

CROSS BORDER TRANSACTIONS AND SECURITY

The Shelter operations rely on the unimpeded movement of raw materials and finished product between the United States and Mexico. Although Elamex has not experienced any significant delays with respect to the movement of finished product from Mexico to the United States due to announced U.S. homeland security measures, temporary delays at U.S. Customs entry points could be experienced in the event of high or extreme U.S. homeland security warnings.

Franklin's candy manufacturing plant in Juarez, Mexico and its nut packaging plant in El Paso, Texas are maintained and monitored against the highest standards of U.S. food grade manufacturing facilities. Its plants are inspected by appropriate government entities and independent inspection services. Customer inspections are frequent. Food products coming into and out of the plants are in sealed containers or trucks. All of Elamex's plants in Mexico have twenty-four hour security and controlled access to production areas.

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

EXCHANGE RATES

Generally, all of Elamex's customer revenues are invoiced and collected in U.S. dollars. A significant amount of Elamex's Shelter Services Division expenses are related to labor and related services paid in Mexican Pesos, generally at spot market rates. Elamex also maintains certain monetary assets and liabilities in Mexican Pesos. At any one time, the Company may have a net monetary asset position, which is exposed to Mexican Peso devaluation. The Company does not enter into foreign exchange contracts to protect itself against a devaluation of the Mexican Peso against the U.S. dollar. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The following table sets forth, for the periods indicated, the high, low, average and period-end free market rates for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in nominal Pesos per U.S. dollar.

YEAR ENDED DECEMBER 31,        HIGH (1)     LOW (1)    AVERAGE (2)  PERIOD END (1)
2000                          Ps$ 10.08    Ps$ 9.18     Ps$ 9.46     Ps$ 9.64
2001                               9.98        8.94         9.34         9.17
2002                              10.36        9.02         9.61        10.36
2003                              11.34       10.30        10.78        11.20
2004                              11.53       10.86        11.25        11.26

The exchange rate as of March 15, 2005 was $11.24

SOURCE: Official exchange rate by the Bank of Mexico

(1) Monthly rates at market close.

(2) Average of monthly rates.

ITEM 2. PROPERTIES

Elamex's Juarez, Mexico facilities are located only a short distance from the U.S. border and the international airport, rail and truck depots in El Paso, Texas. Below are Elamex's manufacturing facilities, either owned or leased from third parties and their approximate size:

                   SQUARE
    LOCATION        FEET                 ACTIVITY                      SEGMENT           LEASED/OWNED
Cd. Juarez          57,450    Medical product assembly              Shelter Services      Owned (1)
Cd. Juarez          50,000    Electromechanical product assembly    Shelter Services      Owned (1)
Cd. Juarez          43,034    Medical product assembly              Shelter Services      Owned (1)
Cd. Juarez          67,541    Medical, military products            Shelter Services      Owned (1)
Cd. Juarez         180,000    Confectionary production              Food Services         Leased(2)
Chihuahua           47,835    Available                             Shelter Services      Owned
Nuevo Laredo        80,155    Automotive products assembly          Shelter Services      Owned (1)
Torreon             55,845    Assembly of shotgun parts             Shelter Services      Owned (1)
El Paso, TX        185,000    Nut processing and packaging          Food Services         Owned (3)
El Paso, TX        239,000    Distribution center                   Food Services         Leased(4)
                 ---------
Total            1,005,860
                 =========

(1) Elamex owned facility currently being leased to a third party (See note 15 of the financial statements).

(2) Used by Franklin Connections. Leased from Franklin Inmobiliarios, S.A. de C.V., a related party.

(3)   Owned and pledged by Franklin (see note 7 of the financial statements).

(4)   Leased by Franklin.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES EQUITY SECURITIES

Elamex's Common Stock, is traded on the NASDAQ National Market system under the symbol ELAM. The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on the NASDAQ National Market System.

                                            CLOSING SALES PRICE
             PERIOD                          HIGH         LOW
January 1, 2003 - April 4, 2003                   5       4  1/5
April 5, 2003 - July 4, 2003                      4       3  1/5
July 5, 2003 - October 3, 2003               3  4/5      3 10/91
October 4, 2003 - December 31, 2003         3 12/25       2  2/5

January 1, 2004 - March 31, 2004              3 1/4        1 1/2
April 1, 2004 - June 30, 2004                 2 3/5            2
July 1, 2004 - September 30, 2004             2 4/5            2
October 1, 2004 - December 31, 2004           3 3/5        2 1/4

Elamex currently intends to follow a policy of retaining earnings, if any, for use in the development of business and to finance growth. Elamex has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. As of March 8, 2005, there were approximately 634 beneficial holders of Elamex's Common Stock.

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

TAXATION OF DIVIDENDS

UNITED STATES FEDERAL INCOME TAXES

Dividends (other than certain dividends paid on a pro rata basis in additional Common Stock) paid by Elamex with respect to Common Stock out of current or accumulated earnings and profits (E&P) to a U.S. holder will be treated as ordinary income to such holder. U.S. corporations that hold Common Stock will not be entitled to the dividends received deduction generally available for dividends received from U.S. corporations (and certain non-U.S. corporations). To the extent a distribution exceeds E&P, it will be treated first as a return of such holder's basis to the extent thereof, and then as gain from the sale of a capital asset. Such capital gain will be long term if such holder has held the Common Stock for more than one year.

Dividends generally will constitute foreign source passive income or, in the case of certain U.S. holders, financial service income for U.S. foreign tax credits purposes.

Dividends paid in Mexican Pesos will be included in gross income of a U.S. holder in a U.S. dollar amount calculated by reference to the exchange rate in effect on the date of receipt of the distribution, whether or not the Pesos are in fact converted into U.S. dollars at that time. If Pesos are converted into U.S. dollars on the day they are received by a U.S. holder, such holder generally should not be required to recognize foreign currency gain or loss in respect of the dividend income. U.S. holders should consult their own tax advisors regarding the treatment of any foreign currency gain or loss on any Pesos which are not converted into U.S. dollars on the day the Pesos are received by such holders.

Distributions of additional Common Stock to U.S. holders with respect to their pre-distribution holdings of Common Stock (old Common Stock) that are made as part of a pro rata distribution to all stockholders of Elamex generally will not be subject to U.S. federal income tax (except with respect to cash received in lieu of fractional shares of Common Stock). The basis of the Common Stock so received will be determined by allocating the U.S. holders' adjusted basis in the old Common Stock between the old Common Stock and the Common Stock so received.

A holder of Common Stock that is, with respect to the U.S., not a U.S. holder (a non-U.S. holder) will not be subject to U.S. federal income tax on dividends paid with respect to the Common Stock, unless such dividends are effectively connected with the conduct by the holder of a trade or business in the U.S.

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

Whenever a Mexican corporation pays dividends to its stockholders, if the amount maintained in the CUFIN balance exceeds the dividend payment to be made, neither the Mexican corporation nor the stockholders will have to pay Mexican income tax on such dividend payment. Therefore, for Mexican tax purposes, dividend payments made by Elamex to U.S. holders will not generally be subject to imposition of Mexican income taxes. However, if the Mexican corporation's CUFIN balance is less than the dividend payment, then the Mexican corporation must pay income tax of 30% of 1.5385 times the amount in 2004, 2003 and 2002, which exceeds such balance.

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

If Elamex distributes stock dividends to U.S. holders, or pays a dividend in cash and such payment is to be used by the U.S. holders for a capital subscription or for reinvestment in Elamex's stock, and either such transaction by the U.S. holders occurs within 30 days following the date of the dividend payment, there will be no Mexican tax consequences for such U.S. holders, so long as Elamex does not reduce its capital stock liquidity. If Elamex reduces its capital stock and the balance of its CUFIN plus its capital contributions restated for inflation is less than the amount of such stock reduction, Elamex will be required to pay income tax on such excess. Tax must also be paid on the excess, if any, of the shareholder's equity over the sum of the CUFIN, the capital contributions restated for inflation and the taxable amount determined as previously indicated. In this case the taxable basis cannot be greater than the total amount of the capital reduction.

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

The following table sets forth selected consolidated financial data of Elamex as of and for each of the years ended December 31, 2000, 2001, 2002, 2003, and 2004. This table is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and other financial data included elsewhere in this Form 10-K.

The selected consolidated financial data presented below as of and for each of the years in the five-year period ended December 31, 2004, have been derived from our consolidated financial statements audited by Galaz, Yamazaki, Ruiz Urquiza, S.C., a member Firm of Deloitte Touche Tohmatsu.

These historical results are not necessarily indicative of the results to be expected in the future.

                             YEAR ENDED DECEMBER 31,
               (In thousands of dollars, except per share amount)

                                                                               (b)         (c)           (d)            (e)
                                                               2004           2003         2002         2001           2000
INCOME STATEMENT DATA:
Net sales ...............................................    $   97,587    $  157,250   $  134,269    $ 131,984      $ 174,664
Gross profit ............................................        23,021        17,914       14,127        2,106          2,580
Operating loss ..........................................          (339)      (29,111)      (1,293)     (21,448)       (12,402)
Other (expense) income ..................................        (2,027)         (971)      (3,307)         704         23,127
Income tax provision (benefit) ..........................         1,377         2,419         (561)      (3,362)        (3,203)
Net (loss) income .......................................    $   (5,151)   $  (34,608)  $   (6,017)   $ (11,030)     $  17,381
Basic and diluted net (loss) income per share (a) .......    $    (0.69)   $    (4.61)  $    (0.84)   $   (1.61)     $    2.53
BALANCE SHEET DATA:
Current assets ..........................................    $   22,323    $   20,576   $   45,306    $  45,251      $  76,775
Property, plant and equipment, net ......................        26,956        39,956       69,979       38,582         55,108
Total assets ............................................        54,250        67,403      134,501      101,501        142,368
Notes payable and current portion of long-term debt......         6,628         5,282        8,939        2,569          5,424
Current portion of capital lease obligations.............         1,137         1,051          971
Long-term debt excluding current portion ................             -         1,827       20,133       16,286         24,307
Capital lease obligations, excluding current portion.....         2,694        15,313       16,296
Total stockholders' equity ..............................    $   26,380    $   31,572   $   65,986    $  69,400      $  80,772
OTHER DATA:
Net cash provided by (used in) operating activities......    $    2,603    $    2,237   $   (1,611)   $ (14,541)     $  (8,217)
Net cash (used in) provided by investing activities......        (1,354)       (5,879)     (10,540)       1,327         23,931
Net cash (used in) provided by financing activities......    $   (1,476)   $   (2,978)  $    4,220    $   5,707      $   1,479

(a)   Net (loss) income per share of Common Stock was calculated by dividing net
      (loss) income by the weighted average number of shares of common stock outstanding, which for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 was approximately 7.5 million, 7.5 million, 7.2 million, 6.9 million, and 6.9 million, respectively.

(b) Financial information for 2003 was affected by the deconsolidation of the Metal Stamping Segment as of December 19, 2003 and the sale of certain shelter operations in July 2003.

(c) Financial information for 2002 was affected by the acquisition of Franklin beginning July 2002.

(d) Financial information for 2001 was affected by the deconsolidation of Qualcore beginning in July 2001.

(e) Financial information for 2000 was affected by the sale of EMS operations in May 2000.

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

The Metal Stamping segment is composed solely of Precision Tool, Die and Machine Company ("Precision"), our wholly owned subsidiary located in Louisville, Kentucky. It provides metal and stamping services primarily to the appliance and automotive sectors. On December 19, 2003, Precision filed for protection under U.S. federal bankruptcy laws. Precision revenues and expenses are consolidated through December 19, 2003. Commencing on that date, Elamex accounted for Precision under the equity method of accounting. Due to the bankruptcy activity during 2004, the Company had no significant influence on Precision's operations and changed from the equity method to the cost method with no effect on net loss.

The Food Services segment is the Franklin business, which operates a retail nut and foodservice nut packaging and marketing business, located in El Paso, Texas, and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired in July 2002.

OPERATIONS OVERVIEW

For the year ended December 31, 2004, Elamex and subsidiaries reported a net loss of $5.2 million. Of that amount, $3.1 million is attributable to Qualcore
S. de R.L. de C.V. ("Qualcore") which is included in the Corporate segment loss of $4.6 million, a loss of $1.7 million is attributable to our Shelter Services companies ("Shelter"), and income of $1.1 million is attributable to Franklin Connections LP ("Franklin") in the food services segment.

Franklin

Franklin sales and gross profits have grown significantly since Franklin entered the business of manufacturing and distributing candy in 2001. The Food Services segment recorded growth in net sales to commercial food service customers and to contract manufacturing customers. Combined, these two product lines make up about two thirds of our total Food Services segment. During 2004 the operating expenses of the Food Services segment were affected by the nationwide increase in fuel prices. The Company also experienced increases in the price of certain commodities. Inclusive of those adverse factors, however, the Food Services segment had net income of $1.1 million for the year ended December 31, 2004. This is compared to a net loss of $2.6 million for the year ended on December 31, 2003.

Franklin operations include candy manufacturing and nut processing. Franklin sales and distribution services are directed to the food service industry and to retailers and wholesalers of candies and nuts. Franklin increased its market share in sales of candy to mass-market retailers in 2003, and improved market penetration to the retail grocery industry. Franklin is progressively de-emphasizing sales to customers that purchase bulk candies and bag them for resale to retailers ("rebaggers"). By eliminating the middleman, gross profit margins on sales to retailers are significantly higher than on sales to rebaggers. In addition to making candy for sales through its own distribution channels, Franklin makes candy on a contract-manufacturing basis for other candy producers.

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

Precision broadened its product lines in 2003 by undertaking the manufacture of new products with greater complexity and substantially higher unit value. Although the profit potential of these new products was attractive, manufacturing costs and production problems far exceeded expectations during this first year of production. Precision launched this product-line expansion during a year in which it had begun using a new manufacturing accounting module, a critical step in its ongoing implementation of an enterprise software system. Implementation problems in the costing module delayed the recognition of production problems.

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

Generally accepted accounting principles require an evaluation of impairment of long-lived assets under circumstances such as those encountered by Precision in the fourth quarter of 2003. The results of an independent valuation dictated the fourth quarter recognition of an impairment charge of $13.2 million for long-lived assets other than goodwill, plus an impairment charge of $4.5 million for goodwill. This reduction of goodwill is in addition to a $3.6 million goodwill impairment charge in the first quarter of 2003. Precision's 2003 net loss, inclusive of these expenses, reduced Elamex's investment in Precision to zero. Precision is now recorded under the cost method of accounting.

Qualcore

Qualcore is a joint venture company with GE de Mexico, which manufactures plastics parts and metal parts. Qualcore is jointly managed with GE de Mexico and the investment in the joint venture is recorded under the equity method and it is reported under the Corporate segment. During the past twelve months Qualcore has entered into negotiations with two different companies to sell the assets of the company. Negotiations with the first company terminated without concluding the transaction. Negotiations with the second company are in process.

Shelter

In July 2003 Elamex sold certain Shelter Services operations, realizing a gain of $1.7 million. Shelter services are now limited to a Franklin affiliate, as well as owning and leasing buildings to third parties in Mexico.

2004 COMPARED TO 2003

Management's discussion and analysis is based on the results of operations by segment as presented in the following table (in thousands):

                                                                                UNALLOCATED
                                    SHELTER          METAL            FOOD       CORPORATE      INTER-
                                  SERVICES (3)    STAMPING (1)      SERVICES     AND OTHER     SEGMENT (2)      TOTAL
                                  ------------    ------------      --------    ------------   -----------     --------
YEAR ENDED DECEMBER 31, 2004
 Net sales (2)                      $ 15,230                        $ 95,341                   $ (12,984)      $ 97,587
 Gross profit                          1,233                          21,788                                     23,021
 Operating expenses                    1,102                          18,565     $  3,693                        23,360
 Other income (expense)                   88                          (2,118)           3                        (2,027)
 Net (loss) income                    (1,679)                          1,105       (4,577)                       (5,151)

YEAR ENDED DECEMBER 31, 2003
 Net sales (2)                      $ 25,677       $  70,988        $ 75,648                   $ (15,063)      $157,250
 Gross profit                          1,706          (1,022)         17,230                                     17,914
 Operating expenses                    2,039          16,209          17,522    $  11,255                        47,025
 Other income (expense)                1,735            (795)         (2,318)         407                          (971)
 Net loss                             (1,917)        (15,915)         (2,610)     (14,166)                      (34,608)

(1)   Segment deconsolidated effective December 19, 2003

(2)   Includes sales between segments in the normal course of business

(3)   Certain shelter operations were sold in July 2003

NET SALES

Net sales decreased 38% to $97.6 million for the year ended December 31, 2004 from $157.2 million for prior year. The exclusion of Precision from the consolidation is the largest reason for the decrease. Additionally, the sale of certain Shelter Services operations in the second quarter of 2003 caused a comparative decrease. Increases in Food Services segment net sales partially offset the effect of these decreases.

Sales for Shelter Services decreased 41% to $15.2 million for the current year from $25.7 million for the prior year. The decrease was primarily due to the sale of certain customer's contracts at the end of the second quarter of 2003.

In the year ended December 31, 2003, Precision recorded $71.0 million of net sales, which was 45.1% of consolidated net sales.

Sales for Food Service were $95.3 million for the year ended December 31, 2004 compared to $75.6 million for the prior year. The Food Services net sales increase is primarily due to a growth in net sales to Contract Manufacturing customers, and also growth in sales to commercial food service customers. Contract manufacturing of candy is a relatively new line of business in the Food Services segment. The contract manufacturing section of the plant has room for additional equipment, and the company actively searches for customers for this line of business. The equipment needed for contract manufacturing is normally provided by the customer.

GROSS PROFIT

Gross profit increased 29% to $23.0 million for year ended December 31, 2004 from $17.9 million in prior year.

Gross profit for Shelter Services decreased 28% to $1.2 million in 2004 from $1.7 million in 2003. As a percentage of Shelter Services net sales, the rate increased to 8% in 2004 from 7% in 2003. The decrease was primarily due to the sale of certain customers' contracts at the end of the second quarter of 2003.

Gross loss for Metal Stamping for the year ended December 31, 2003 was $1.0 million.

Gross profit for Food Services increased to $21.8 million for the year ended December 31, 2004 from $17.2 million recorded in the prior year. In 2004 this line of business is operating closer to the capacity of the existing machinery than it did a year ago, and more equipment is installed and operating in the contract manufacturing section of the plant. Additionally, operations are more efficient due to experience gained.

OPERATING EXPENSES

Operating expenses decreased to $23.4 million for the year ended December 31, 2004 from $47.0 million in the prior year.

Operating expenses for Shelter Services were $1.1 million for the year ended December 31, 2004 and $2.0 million for the prior year. Exit costs associated with the sale of certain customers contracts in the second quarter of 2003 generated expenses totaling $575 thousand. The decrease was primarily attributable to the decrease of administrative and selling expenses due to the sale of certain Shelter Services operations.

Operating expenses for Metal Stamping for the year ended December 31, 2003 were $16.2 million.

Operating expenses for Food Services were $18.6 million for the year ended December 31, 2004 compared to $17.5 million for the prior year. Operating expenses decreased as a percentage of Food Services net sales in 2004, as compared to the prior year. Increases in sales volume and cost control initiatives were the primary causal factors for these improvements. Also, during the second quarter of 2004 a contingency accrual of $430 thousand was reversed to income as a result of the successful resolution of a contingency for which an accrual was recorded in the fourth quarter of 2003.

Operating expenses for Corporate decreased to $3.7 million for the year ended December 31, 2004 from $11.3 million in the prior year. The decrease was primarily due to impairment of Precision goodwill of $3.6 million and $4.5 million recorded in the first and fourth quarters of 2003, respectively and the provision of a $1.2 million reserve against notes receivable from Qualcore recorded in 2003, partially offset by the recognition of a liability of $1.7 million in the fourth quarter of 2004 in connection with a bank loan guarantee.

OTHER (EXPENSE) INCOME

Other expense for the year ended December 31, 2004 increased to $2.0 million from $971 thousand in 2003.

Other income for Shelter Services for the year ended December 31, 2004 was $88 thousand compared to $1.7 million recorded in 2003. The decrease of other income was primarily due to a gain on the sale of certain customers contracts of $1.7 million recorded in the second quarter of 2003.

Other expense for Metal Stamping for the year ended December 31, 2003 was $795 thousand.

Other expenses for Food Services were $2.1 million for the year ended December 31, 2004 compared to $2.3 million recorded in 2003.

Other income for Corporate was $3 thousand for the year ended December 31, 2004 and $407 thousand for the year ended December 31, 2003. The decrease was primarily due to decrease in intercompany interest gain.

2003 COMPARED TO 2002

Management's discussion and analysis is based on the results of operations by segment as presented in the following table (in thousands):

                                                                                     UNALLOCATED
                                     SHELTER           METAL        FOOD SERVICES    CORPORATE AND      INTER-
                                    SERVICES (4)    STAMPING (1)       (2)               OTHER         SEGMENT(3)     TOTAL
                                    ------------    ------------    -------------    -------------     ----------    --------
YEAR ENDED DECEMBER 31, 2003
 Net Sales (3)                       $ 25,677        $ 70,988         $ 75,648                         $(15,063)     $157,250
 Gross profit (loss)                    1,706          (1,022)          17,230                                         17,914
 Operating expenses                     2,039          16,209           17,522         $ 11,255                        47,025
 Other income (expense)                 1,735            (795)          (2,318)             407                          (971)
 Net loss                              (1,917)        (15,915)          (2,610)         (14,166)                      (34,608)

YEAR ENDED DECEMBER 31, 2002
 Net Sales (3)                       $ 31,677        $ 75,279         $ 33,180                         $ (5,867)     $134,269
 Gross profit                           2,513           3,714            7,900                                         14,127
 Operating expenses                     2,014           3,139            8,164         $  2,103                        15,420
 Other (expense) income                  (239)         (1,244)          (1,672)            (152)                       (3,307)
 Net loss                                (933)           (145)          (1,286)          (3,653)                       (6,017)

(1)   Segment deconsolidated effective December 19, 2003

(2)   Acquired at the beginning of the third quarter of 2002

(3)   Includes sales between segments in the normal course of business

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

OTHER (EXPENSE) INCOME

Other expense for the year ended December 31, 2003 decreased to $971 thousand from $3.3 million in 2002.

Other income for Shelter Services for the year ended December 31, 2003 was $1.7 million compared to other expense of $239 thousand recorded in 2002. The increase of other income was primarily due to a gain on the sale of certain customers contracts of $1.7 million recorded in the second quarter of 2003.

Other expense for Metal Stamping decreased to $795 thousand for the year ended December 31, 2003 from $1.2 million in 2002. The decrease was primarily due to a recognition of loss in fixed assets of approximately $429 thousand in 2002 not incurred in 2003, partially offset by the recognition of $278 thousand of losses after the deconsolidation of the segment in the fourth quarter of 2003.

Other expenses for Food Services were $2.3 million for the year ended December 31, 2003 compared to $1.7 million recorded in the six-month period subsequent to the acquisition of this segment in 2002.

Other income for Corporate was $407 thousand for the year ended December 31, 2003 compared to other expense of $152 thousand recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Elamex's working capital (defined as current assets, minus current liabilities) decreased to a negative $1.8 million as of December 31, 2004, from $1.9 million as of December 31, 2003, a decrease of $3.7 million.

The decrease in working capital is attributable to the following:

(1) Notes payable to a bank totaling $1.8 million are due in July 2005. Accordingly, the liability classification shifted from long term to current. Management expects to refinance the note at the time of, or prior to, maturity.

(2) The Company has a 50.1% investment in Qualcore and is a guarantor on portions of a $3.4 million bank loan made by that entity. As of December 31, 2004, Qualcore is in default under the loan agreement. The Company recorded a liability of $1.7 million in December 2004 in recognition of the probability that it will be obligated to perform under that guarantee for debt which is due in April 2005.

For the year ended December 31, 2004, the net cash provided by operating activities was approximately $2.6 million, compared to $2.2 million for the year ended December 31, 2003.

Net cash used in investing activities was approximately $1.4 million for the year ended December 31, 2004. Of this amount, $929 thousand for the acquisition of new equipment and $425 thousand was invested in Qualcore. For the year ended December 31, 2003, net cash used in investing activities was $5.9 million. Of this amount, $6.4 million for the acquisition of new equipment and $1.2 million was invested in Qualcore, these amounts were partially offset by $1.8 million of net cash proceeds from the sale of certain Shelter Services operations.

Net cash used in financing activities was $1.5 million for the year ended December 31, 2004, due to payments on notes payable and long-term debt and capital leases. For the year ended December 31, 2003, net cash used in financing activities was $3.0 million, which was primarily due to debt repayments of $4.8 million, offset by additional debt incurred of $1.8 million.

The available cash for the year ended December 31, 2004 and 2003 was $2.1 million and $2.3 million, respectively.

In the near-term, we anticipate that refinancing of notes payable, cash flows from our operations, existing balances in cash and funds available under our revolving credit facility will be sufficient to fund operating expenses and debt obligations. There are no commitments on capital expenditures. The Company also has certain buildings available for immediate sale or additional borrowing, should this be necessary.

The Company expects to refinance the existing notes payable and revolving line of credit on or before maturity dates

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

At December 31, 2004, we had contractual cash obligations to repay debt, to make payments under leases, and purchase obligations. Payments due under these long-term obligations are as follows:

                             PAYMENTS DUE BY PERIOD
                         (In Thousands of U.S. Dollars)

                                                                              Remaining in                           2010 and
                                                                   Total         2005       2006-2007    2008-2009  Thereafter
Long Term Debt Obligations                                        $  6,628     $   6,628
Note payable, guarantee of unconsolidated Joint Venture debt         1,700         1,700
Gross Capital Lease Obligation                                       4,173         1,397     $  2,776
Operating Leases                                                    25,296         3,062        6,229     $  6,212     $9,793

UNCONDITIONAL PURCHASE OBLIGATIONS                                  29,600        29,600
                                                                  --------     ---------     --------     --------    -------
TOTAL CONTRACTUAL CASH OBLIGATIONS                                $ 67,397     $  42,387     $  9,005     $  6,212    $ 9,793
                                                                  ========     =========     ========     ========    =======

Estimated taxes and interest to be paid in 2005 are $1.2 million and $2.6 million, respectively.

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

The following are the accounting policies that most frequently require the Company to make estimates and judgments and are critical to understanding its financial condition, results of operations and cash flows:

Accrued Rebates - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.

Prepaid Slotting Allowances - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized to sales revenue, using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks.

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

Allowances for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support amounts due for the sale of its products. The Company maintains an allowance for doubtful accounts based on its best estimate of accounts receivable.

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

There was no employee statutory profit-sharing expense for the years ended December 31, 2004, 2003, and 2002.

INCOME TAX AND ASSET TAX

The Company's Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes payable. Before any asset tax carry forwards can be applied, all net operating losses must be first utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company's subsidiaries have elected this option. The total asset tax paid by the Company's subsidiaries for the year ended December 31, 2004 was approximately $1.6 million.

Effective January 1, 1999, a tax rate was enacted in Mexico whereby the corporate tax rate is 35%. An amount equal to 30% is paid on taxable earnings reinvested in the Company and 5% on those earnings when they are distributed in the form of dividends for the year ended December 31, 2001.

On December 1, 2004, certain amendments to the tax and asset tax laws were enacted and are effective as of 2005. The most significant amendments are as follows: (a) the tax rate will be reduced to 30% in 2005, 29% in 2006 and 28% in 2007 and forward; (b) for purposes of the calculation of income tax, purchases of inventory are deductible only after being sold; the tax law previously allowed for the immediate deduction of all inventory purchases in the year acquired; (c) companies must establish a tax basis for their inventory balances as of December 31, 2004 using the specific costing methods allowed by the amendments to the tax law; companies may elect to ratably step-up such tax basis of inventories over a period from 4 to 12 years, as determined in conformity with the respective tax rules, which include deducting from the tax basis certain items such as unamortized tax loss carryforwards; (d) beginning January 1, 2006, paid employee statutory profit sharing will be fully deductible for tax purposes; (e) bank liabilities and liabilities with foreign entities are deductible in the determination of the asset tax taxable base, thereby decreasing the base on which the asset tax is calculated.

The amounts of Elamex's Mexican net asset tax and tax loss carry-forwards at December 31, 2004 and 2003 are set forth in Note 9 to the Consolidated Financial Statements, included in Item 8 of this form 10-K. Elamex's effective tax rate was 12.2% in 2002 and (8.0)% in 2003 and (58.2)% in 2004.

The primary difference between the overall effective tax rate and the statutory rates of 33% for Mexico and 35% for the U.S. are currency and inflation gains and losses for Mexican tax purposes, Mexican asset tax, non-deductible goodwill impairment expense in the U.S, and changes in the Mexican and US valuation allowances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised Statement No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 ("Statement 153"), "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". Statement 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 are not expected to have a material effect on the Company's consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs--An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006. The company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in future contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. No such items were outstanding at December 31, 2004. A Peso devaluation of 10% would result in a translation gain of $44 thousand assuming the Company's existing $486 thousand liability monetary position in Mexican Pesos.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $8.3 million at December 31, 2004, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates could result in a $83 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Stockholders of Elamex, S.A. de C.V.

      We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elamex, S.A. de C.V. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

      Galaz, Yamazaki, Ruiz Urquiza, S.C.
      Member of Deloitte Touche Tohmatsu

      Michael A. Bryant

      March 21, 2005

      Ciudad Juarez, Chihuahua, Mexico

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

                                                                                   DECEMBER 31, 2004   DECEMBER 31, 2003
                                                                                   -----------------   -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $ 2,072               $ 2,299
      Receivables:
          Trade accounts receivable, net                                                 9,609                 7,400
          Other receivables, net                                                           512                   854
                                                                                       -------               -------
                                                                                        10,121                 8,254
      Inventories, net                                                                   8,797                 7,921
      Income taxes receivable from Accel                                                   326                   579
      Other taxes receivable                                                                15                   499
      Prepaid expenses                                                                     992                 1,024
                                                                                       -------               -------
          Total current assets                                                          22,323                20,576
Property, plant and equipment, net                                                      26,956                39,956
Investment and loans to unconsolidated joint venture                                                             864
Investment in unconsolidated subsidiary in bankruptcy                                        -                     -
Goodwill, net                                                                            3,707                 3,707
Deferred income taxes                                                                      621                   885
Other assets, net                                                                          643                 1,415
                                                                                       -------               -------
                                                                                       $54,250               $67,403
                                                                                       =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt                              $ 6,628               $ 5,282
      Note payable, guarantee of unconsolidated joint venture debt                       1,700
      Current portion of capital lease obligations                                       1,137                 1,051
      Accounts payable                                                                   7,546                 6,251
      Accrued expenses                                                                   6,251                 5,999
      Taxes payable                                                                        722                   108
      Current portion of deferred gain on sale-leaseback                                   184
                                                                                       -------               -------
          Total current liabilities                                                     24,168                18,691
Long-term debt, excluding current portion                                                    -                 1,827
Capital lease obligations, excluding current obligations                                 2,694                15,313
Deferred gain on sale-leaseback, excluding current portion                                 889
Excess of loss in investment and loans to unconsolidated joint venture                     119
                                                                                       -------               -------
          Total liabilities                                                             27,870                35,831
                                                                                       -------               -------
Commitments and contingencies                                                                -                     -
Stockholders' equity:
      Preferred stock, no par, 50,000,000 shares authorized,
        none issued or outstanding
      Common stock, 22,400,000 shares authorized, 8,323,161
        issued and 7,502,561 outstanding                                                37,466                37,507
      Deficit                                                                           (8,539)               (3,388)
      Treasury stock, 542,101 shares at cost                                            (2,547)               (2,547)
                                                                                       -------               -------
          Total stockholders' equity                                                    26,380                31,572
                                                                                       -------               -------
                                                                                       $54,250               $67,403
                                                                                       =======               =======

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)


                                                                                   2004             2003             2002
                                                                                -----------      -----------      -----------
Net sales                                                                       $    97,587      $   157,250      $   134,269
Cost of sales                                                                        74,566          139,336          120,142
                                                                                -----------      -----------      -----------
     Gross profit                                                                    23,021           17,914           14,127
                                                                                -----------      -----------      -----------
Operating expenses:
     General and administrative                                                       5,610            9,198            7,092
     Selling                                                                          7,053            7,009            4,179
     Distribution                                                                    10,367            9,463            4,149
     Impairment of long lived assets                                                    330           13,235
     Goodwill impairment                                                                               8,120
                                                                                -----------      -----------      -----------
       Total operating expenses                                                      23,360           47,025           15,420
                                                                                -----------      -----------      -----------
       Operating loss                                                                  (339)         (29,111)          (1,293)
                                                                                -----------      -----------      -----------
Other (expense) income:
     Interest expense                                                                (2,169)          (3,503)          (1,774)
     Gain on sale of certain Shelter operations                                                        1,680
     Other, net                                                                         142              852           (1,533)
                                                                                -----------      -----------      -----------
       Total other expense                                                           (2,027)            (971)          (3,307)
                                                                                -----------      -----------      -----------
     Loss before income taxes, equity in losses of unconsolidated
      joint venture and cumulative effect of change in accounting principle          (2,366)         (30,082)          (4,600)
Income tax provision (benefit)                                                        1,377            2,419             (561)
                                                                                -----------      -----------      -----------
     Loss before equity in losses of unconsolidated affiliates and
       cumulative effect of change in accounting principle                           (3,743)         (32,501)          (4,039)
Equity in losses of unconsolidated affiliates, net of tax                             1,408            2,107            1,125
                                                                                -----------      -----------      -----------
     Loss before cumulative effect of change in accounting principle                 (5,151)         (34,608)          (5,164)
Cumulative effect of change in accounting principle, net of tax                                                          (853)
                                                                                -----------      -----------      -----------
     Net loss                                                                   $    (5,151)     $   (34,608)     $    (6,017)
Other comprehensive income, net of income tax                                                                             379
                                                                                -----------      -----------      -----------
Comprehensive loss                                                              $    (5,151)     $   (34,608)     $    (5,638)
                                                                                ===========      ===========      ===========
Net loss per share, basic and diluted before cumulative effect
  of change in accounting principle                                             $     (0.69)     $     (4.61)     $     (0.72)
Cumulative effect of change in accounting principle, net of tax                                                   $     (0.12)
                                                                                -----------      -----------      -----------
Net loss per share, basic and diluted                                           $     (0.69)     $     (4.61)     $     (0.84)
                                                                                ===========      ===========      ===========
Shares used to compute net loss per share, basic and diluted                      7,502,561        7,505,257        7,188,431
                                                                                ===========      ===========      ===========

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
 (IN THOUSANDS OF U.S. DOLLARS)

                                                       COMMON STOCK                                     ACCUMULATED
                                                -----------------------      (DEFICIT)                      OTHER         TOTAL
                                                   SHARES                    RETAINED      TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                                                OUTSTANDING      AMOUNT      EARNINGS        STOCK         LOSS          EQUITY
                                                -----------     --------    ----------    -----------  -------------  -------------

BALANCE, JANUARY 1, 2002                        6,866,100       $ 35,060    $   37,237    $   (2,518)    $  (379)       $   69,400

Common stock issued in purchase acquisition       923,161          2,865                                                     2,865

Common stock under escrow agreement              (278,499)          (962)                                                     (962)

Net loss                                                                        (6,017)                                     (6,017)

Stock options vested                                                 321                                                       321

Permanent impairment on investment securities                                                                379               379
                                                ---------       --------    ----------    ----------     -------        ----------
BALANCE, DECEMBER 31, 2002                      7,510,762         37,284        31,220        (2,518)                       65,986

 Treasury stock                                    (8,201)                                       (29)                          (29)

 Net loss                                                                      (34,608)                                    (34,608)

Stock options vested                                                 223                                                       223
                                                ---------       --------    ----------    ----------     -------        ----------
 BALANCE, DECEMBER 31, 2003                     7,502,561         37,507        (3,388)       (2,547)                       31,572

 Net loss                                                                       (5,151)                                     (5,151)

 Stock options forfeited, net                                        (41)                                                      (41)
                                                ---------       --------    ----------    ----------     -------        ----------
 BALANCE, DECEMBER 31, 2004                     7,502,561       $ 37,466    $   (8,539)   $   (2,547)    $              $   26,380
                                                =========       ========    ==========    ==========     =======        ==========

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

                                                                                 2004         2003           2002
                                                                               --------      --------      --------
Cash flows from operating activities:
  Net loss                                                                     $ (5,151)     $(34,608)     $ (6,017)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
 Depreciation and amortization                                                    3,134         6,085         4,750
 Gain on sale of certain Shelter operations                                                    (1,680)
 Cumulative effect of change in accounting principle                                                            853
 Provision for doubtful trade accounts receivable                                   111         1,294           141
 Goodwill impairment loss                                                                       8,120
 Provision for excess and obsolete inventory                                         31                       1,176
 Equity in loss of unconsolidated affiliates                                      1,408         2,107         1,125
 Permanent impairment on investment securities                                                                  563
 Deferred income tax expense (benefit)                                              264         1,326          (548)
 Losses on disposal-impairment of property, plant and equipment                     330        13,235           613
 Provision for guarantee of unconsolidated joint venture debt                     1,700
 Change in operating assets and liabilities, net of effects from deconsolidation of Precision in 2003 and acquisition of Franklin in 2002:
 Trade accounts receivable                                                       (2,320)        1,719         2,642
 Other receivables                                                                  342          (901)        1,777
 Inventories                                                                       (907)        1,013        (4,167)
 Refundable income taxes                                                            737         1,117           870
 Prepaid expenses                                                                    32           396          (304)
 Other assets                                                                       772           (71)       (4,686)
 Accounts payable                                                                 1,295         1,671           839
 Accrued expenses                                                                   211         1,384        (1,192)
 Taxes payable                                                                      614            30            11
 Other liabilities                                                                                              (57)
                                                                               --------      --------      --------
    Net cash provided by (used in) operating activities                           2,603         2,237        (1,611)
                                                                               --------      --------      --------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                         (929)       (6,433)       (6,237)
 Investment in joint venture                                                       (425)       (1,175)       (1,550)
 Cash effects of deconsolidation of affiliates                                                    (71)
 Acquisition of Franklin, net of cash acquired                                                               (2,753)
 Proceeds from sale of certain Shelter operations                                               1,800
                                                                               --------      --------      --------
    Net cash used in investing activities                                        1,354)       (5,879)      (10,540)
                                                                               --------      --------      --------
Cash flows from financing activities:
 Proceeds from notes payable and long term-debt                                                 1,839         7,795
 Payments on notes payable and long term-debt                                      (481)       (3,912)       (3,124)
 Principal repayments of capital lease obligations                                 (995)         (905)         (451)
                                                                               --------      --------      --------
    Net cash (used in) provided by financing activities                          (1,476)       (2,978)        4,220
                                                                               --------      --------      --------
Net decrease in cash and cash equivalents                                          (227)       (6,620)       (7,931)
Cash and cash equivalents, beginning of period                                    2,299         8,919        16,850
                                                                               --------      --------      --------
Cash and cash equivalents, end of period                                       $  2,072      $  2,299      $  8,919
                                                                               ========      ========      ========

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           2004             2003            2002
                                                                         ---------        ----------      --------
Interest paid, net of amounts capitalized of $0, $136 and $106 for
  2004, 2003 and 2002, respectively                                      $   2,126        $    2,709      $  3,826
                                                                         =========        ==========      ========
Income taxes paid                                                        $   1,582        $      823      $    393
                                                                         =========        ==========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCIAL ACTIVITIES:

Lease modification, sale-leaseback treatment of production plant
  Property, plant and equipment                                          $ (10,413)
  Obligations under related party capital lease                          $  11,539
                                                                         ---------
  Deferred gain on sale-leaseback transaction                            $   1,126
                                                                         =========
Forfeited and vested stock options                                       $     (41)       $      223      $    321
                                                                         =========        ==========      ========

The Company discontinued consolidation of its Metal Stamping
  Segment (Precision) as of December 19, 2003. In conjunction with the deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:

  Assets removed net of cash                                                              $   32,198
  Liabilities removed                                                                        (32,269)
                                                                                          ----------
  Net cash effect of deconsolidation                                                      $      (71)
                                                                                          ==========

Stock received for employee loan                                                          $       29
                                                                                          ==========

The Company purchased Franklin in 2002. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired                                                                           $ 37,569
  Liabilities assumed                                                                                       32,913)
  Common stock issued, net of amounts in escrow                                                             (1,903)
                                                                                                          --------
  Net cash paid                                                                                           $  2,753
                                                                                                          ========

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries ("Elamex" or the "Company") are a group of Companies in Mexico and the United States that provide manufacturing, packaging and distribution services. The Company provides customized manufacturing services in the candy and nut industry. The Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, in Mexico, and in El Paso, Texas in the United States.

On December 19, 2003 the Metal Stamping segment, a wholly owned subsidiary, Precision Tool, Die and Machine Company ("Precision"), voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court to implement a restructuring of its debt. Also, in December 2003 the Company's Board of Directors authorized the sale of Precision. As a consequence of seeking protection under bankruptcy laws, the Company no longer controls Precision's operations as of December 19, 2003. The Company's investment in Precision was deconsolidated and was recognized in accordance with the equity method of accounting in 2003. Due to the bankruptcy activity during 2004, the Company had no significant influence on Precision's operations and changed from the equity method to the cost method with no effect on net loss.

In July 2002, the Company acquired the new Food Products segment, which is Mt. Franklin Holdings LLC and subsidiaries ("Franklin"). Franklin operates a retail nut and foodservice nut packaging and marketing company located in El Paso, Texas, and a candy manufacturing and packaging facility located in Ciudad Juarez, Mexico (see Note 3).

The Company is a subsidiary of Accel, S.A. de C.V. (Accel), which owns approximately 57.7% of the Company's issued and outstanding common shares at December 31, 2004.

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

Effective December 19, 2003, the results of operations of Precision, (Metal Stamping Segment) which was previously consolidated are being reported on the cost method. This was due to the voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code.

Unaudited financial information for Precision as of and for the years ended December 31, 2004 and 2003 is as follows:

                                          2004                   2003
                                        (In Thousands of U.S. Dollars)
Current assets                         $      9,052          $    13,188
Non current assets                           15,476               17,860
Current liabilities                          29,067               32,547
Net sales                                    65,406               72,019
Gross margin                                  1,899               (1,861)
Net loss                                     (2,246)             (16,709)

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

During 2003 the Company loaned Precision $1.5 million in the form of a note receivable, to meet working capital needs. At December 31, 2004, the Company had notes receivable from Precision of $1.5 million.

The Company's share of undistributed equity net of amounts receivable from Precision at December 31, 2004 and 2003 was $0.

Elamex also has a 50.1% investment in Qualcore, S. de R.L. de C.V., a joint venture company, which manufactures plastics parts and metal parts with GE de Mexico. Qualcore is jointly managed with GE de Mexico and the investment in the joint venture is recorded under the equity method.

Unaudited financial information for Qualcore as of and for the years ended December 31, 2004 and 2003 is as follows:

                                   (In Thousands of U.S. Dollars)
                                     2004                   2003
Current assets                    $    6,120            $    3,473
Non current assets                     8,057                 9,529
Current liabilities                   12,724                 9,588
Net sales                             24,126                18,798
Gross margin                          (1,068)               (2,067)
Net loss                              (2,515)               (3,657)

During 2004 and 2003 the Company loaned Qualcore $425 thousand and $1.0 million, respectively, in the form of a note receivable to meet working capital needs. At December 31, 2004 and 2003, the Company had notes receivable from Qualcore of $2.7 million and $2.3 million, respectively.

The Company's share of undistributed equity (deficiency) net of amounts receivable from Qualcore at December 31, 2004 and 2003 was $(19) thousand and $864 thousand, respectively.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos ("Pesos"), of approximately $199 thousand and $0 thousand at December 31, 2004 and 2003, respectively. The Company had approximately $1.9 million and $2.3 million at December 31, 2004 and 2003, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

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

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                             2004               2003                 2002
                                                     (In Thousands of U.S. Dollars)
Beginning balance                          $   1,275          $     654            $     649
Additions charged to expense                     111              1,294                  141
Accounts written off                             (85)              (159)                (136)
Precision balance deconsolidated                                   (514)
                                           ---------          ---------            ---------
Ending balance                             $   1,301          $   1,275            $     654
                                           =========          =========            =========

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is the U.S. dollar, the currency of the primary economic environment in which the Company operates. Gains and losses on foreign currency transactions and remeasurement of balance sheet amounts are reflected in net income. Included in other, net on the accompanying consolidated statements of operations are foreign exchange losses of $46 thousand, $211 thousand, and $328 thousand for the years ended December 31, 2004, 2003, and 2002, respectively. Assets and liabilities of the Company are denominated in U.S. dollars except for certain amounts as indicated below. Certain balance sheet amounts (primarily inventories, property, plant and equipment, accumulated depreciation, prepaid expenses, and common stock) denominated in other than U.S. dollars are remeasured at the rates in effect at the time the relevant transaction was recorded, and all other assets and liabilities are remeasured at rates effective as of the end of the related periods. Revenues and expenses denominated in other than U.S. dollars are remeasured at weighted-average exchange rates for the relevant period the transaction was recorded. Assets and liabilities denominated in Pesos are summarized as follows in thousands of U.S. dollars at the exchange rate published in the Diario Oficial de la Federacion (the Official Gazette of the Federation), which is the approximate rate at which a receivable or payable can be settled as of each period end:

                                             2004                2003
                                           ----------         ----------
                                           (In Thousands of U.S. Dollars)
Cash and cash equivalents                  $     199          $
Other receivables                                509               854
Prepaid expenses and refundable taxes            342             1,282
Other assets, net                                  4                 5
Accounts payable                                (309)             (189)
Accrued expenses and other liabilities        (1,231)             (546)
                                           ---------          --------
Net foreign currency position              $    (486)         $  1,406
                                           =========          ========

In addition, the Company has recorded a net deferred tax liability pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (see Note 10). The recorded net deferred tax asset of $621 thousand and $885 thousand at December 31, 2004 and 2003 respectively, represent the net dollar value of amounts provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective Mexican and U.S. tax bases.

FOREIGN EXCHANGE INSTRUMENTS - The Company maintains a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to 30 days. The Company had no open hedge contracts at December 31, 2004 or 2003.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using a moving weighted average. Inventory cost includes material, labor and overhead. Inventory reserves, which are charged to cost of sales, are provided for excess inventory, obsolete inventory, and for differences between inventory cost and its net realizable value.

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

STOCK-BASED COMPENSATION - The Company accounts for the stock option plans under APB Opinion No. 25, under which compensation cost of $(42) thousand and $223 thousand were recognized in 2004 and 2003, respectively. No additional compensation expense will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 2004, 2003 and 2002, would have been adjusted to the following pro forma amounts:

                                                           (In Thousands of U.S. Dollars, Except per Share Data)
                                                                    2004            2003         2002
Net loss as reported                                              $  (5,151)    $  (34,608)    $   (6,017)
Stock based employee compensation expense included in
  reported net loss                                                     (42)           223            321

Total stock-based employee compensation expense
  determined under fair value based method                               46           (282)          (440)
                                                                  ---------     ----------     ----------
Pro forma net loss                                                $  (5,147)    $  (34,667)    $   (6,136)
                                                                  =========     ==========     ==========
Loss per share Basic and Diluted
           As reported                                            $   (0.69)    $    (4.61)    $    (0.84)
                                                                  =========     ==========     ==========
           Pro forma                                                  (0.69)         (4.62)         (0.85)
                                                                  =========     ==========     ==========

BASIC AND DILUTED NET LOSS PER SHARE - Basic and diluted net loss per share of common stock is calculated by dividing net loss by the weighted-average number of common shares outstanding for the year. Dilutive stock options for the years ended December 31, 2004 and 2003 have not been included in the calculation as their effect would be antidilutive due to the net loss.

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

REVENUE RECOGNITION - For metal stamping and food products, sales are recognized at the time the order is shipped in satisfaction of customer orders. For contract manufacturing, sales are recognized when the order is shipped for manufacturing contracts and over the contract period for assembly services. Anticipated losses on assembly services contracts are charged to operations as soon as they are determined.

EMPLOYEE STATUTORY PROFIT-SHARING - A provision for deferred employee statutory profit-sharing in Mexico is computed on income subject to employee statutory profit-sharing, which differs from net income, due to certain differences in the recognition of income and expenses for statutory profit-sharing and financial statement purposes. There has been no employee statutory profit-sharing expense for the years ended December 31, 2004, 2003, and 2002, respectively.

POST-RETIREMENT BENEFITS - Employees in Mexico are entitled to certain benefits upon retirement after 15 years or more of service (seniority premiums), in accordance with the Mexican Federal Labor Law. The benefits are accrued as a liability and recognized as expense during the year in which services are rendered.

FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses, notes payable, taxes payable, and amounts due to related parties, approximated fair value as of December 31, 2004 because of the relatively short maturity of these instruments. The fair values of floating rate long-term debt are estimated to be equivalent to their carrying amount based on current market conditions.

ACCRUED REBATES - The Company enters into contractual agreements for rebates on certain products with its customers. Such amounts are netted against sales and included in accrued advertising and promotions based on management estimates at the date the sales occur.

PREPAID SLOTTING ALLOWANCES - Prepaid slotting allowances consist of payments to customers for store shelf space and distribution agreements and are amortized to sales revenue, using the straight line method over the term of the customer contract or proportionally with sales recorded, based on the nature of the slotting contract. Contracts generally vary in length from one to seven years and provide for fixed payments or payments upon achievement of sales benchmarks. Prepaid slotting allowances of $652 thousand and $1.3 million are included on the balance sheet as other assets at December 31, 2004 and 2003 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS -

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised Statement No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 ("Statement 153"), "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". Statement 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 are not expected to have a material effect on the Company's consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs--An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material

(spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006. The company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

3. ACQUISITIONS AND DISPOSITION OF ASSETS

Effective at the close of business on July 4, 2003, the sale of certain assets was made to TECMA Group LLC, a private contract, shelter and manufacturing services provider headquartered in El Paso, Texas. The transaction included the sale of five Shelter Services customer contracts, miscellaneous assets and stock of five newly created companies. Substantially all Shelter Services operations personnel related to these contracts were transferred to the buyer. Elamex received approximately $1.8 million in cash. In connection with the disposition the Company transferred assets with a book value of $120 thousand to the buyer and recorded a gain of $1.7 million. The Company incurred other costs of approximately $575 thousand associated with the sale, which were included in operating expenses in the 2003 results of operations.

On July 18, 2002, Elamex USA, Corp. ("Elamex USA"), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC ("Franklin"), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Ciudad Juarez, Mexico. The purchase price was cash payment of $1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares were contingent and subject to escrow agreements, which required Franklin to reach certain income levels through December 31, 2003. Franklin did not reach the required income level; therefore the 278,499 shares in escrow will be canceled or used for a different purpose.

The unaudited proforma combined historical results of the Company, as if Franklin had been acquired at the beginning of fiscal 2002, are estimated in the following table:

                                                (In Thousands of U.S. Dollars,
                                                    Except Per Share Data)
                                                ------------------------------
                                                      DECEMBER 31, 2002
                                                ------------------------------
Net sales                                             $     151,179
Gross profit                                                 18,077
Net loss                                                    (11,090)
Net loss per share                                            (1.48)

The above proforma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

4. INVENTORIES

Inventories consist of the following:

                                                                   (In Thousands of U.S. Dollars)
                                                                   2004                   2003
Raw materials                                                  $      2,560           $      1,841
Packaging supplies                                                    2,446                  2,140
Work-in-process                                                         386                    260
Finished goods                                                        3,967                  4,220
                                                               ------------           ------------
Sub total                                                             9,359                  8,461
Less reserve for excess and obsolete inventory                         (562)                  (540)
                                                               ------------           ------------
Total                                                          $      8,797           $      7,921
                                                               ============           ============

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 31 is as follows:

                                                                2004         2003               2002
                                                                    (In Thousands of U.S. Dollars)
Beginning balance                                             $    540      $ 1,011           $      25
Additions charged to expense                                        31                            1,176
Inventory disposed during the year                                  (9)        (151)               (190)
Metal Stamping deconsolidation                                                 (320)
                                                              --------      -------           ---------
Ending balance                                                $    562      $   540           $   1,011
                                                              ========      =======           =========

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

                                                                      2004              2003
                                       Estimated useful lives     (In Thousands of U.S. Dollars)
                                             (Years)
Land                                                             $       4,392        $      7,084
Buildings                                        20                     23,268              31,154
Machinery and equipment                        3-10                     12,622              12,350
Vehicles                                          5                         42                  42
                                                                 -------------        ------------
Subtotal                                                                40,324              50,630

Less accumulated depreciation                                          (13,368)            (10,674)
                                                                 -------------        ------------
Total                                                            $      26,956        $     39,956
                                                                 =============        ============

7. NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt at December 31, 2004 and 2003.

                                                                                           2004          2003
Line of credit with interest-only payments through April 30,
2005 at the bank's prime rate plus 0.75% (6.5% and 4.75% at
December 31, 2004 and 2003, respectively); collateralized with substantially all assets of Franklin. Unused available credit as
of December 31, 2004 is $2.2 million (1)                                                  $  4,793      $ 4,969

Building loan - note payable to a bank due in monthly installments of $34 thousand, including interest at the bank's prime rate plus 0.75% (6.0%
and 4.75% at December 31, 2004 and 2003) through July 24, 2005; collateralized by substantially all assets of Franklin, net of unamortized loan
fees of $2 thousand (1)                                                                      1,835        2,140
                                                                                          --------      -------
Total notes payable and long term debt                                                       6,628        7,109

Less: Current maturities of notes payable and long-term debt                                (6,628)      (5,282)
                                                                                          --------      -------
                                                                                          $      -      $ 1,827
                                                                                          ========      =======

All notes payable and long-term debt mature during the year ending December 31, 2005.

      (1) In connection with the long-term debt and line of credit, Franklin is required to comply with certain financial covenants including minimum tangible net worth. As of December 31, 2004 Franklin was in compliance with such financial covenants. The company is in discussions with the bank to refinance its revolving note payable and its building loan.

8. LEASES

Prior to September 16, 2004, the Company financed, via a capital lease arrangement with a related party, a candy production plant located in Juarez, Mexico. This arrangement specified that, at the end of the lease term in November 2010, the Company would purchase the building at a specified price. On September 16, 2004, the Company and the related party entered into an agreement eliminating the purchase commitment. The transaction resulted in a deemed sale and subsequent leaseback of the property through the original lease term. At the date of the lease modification, land and buildings with a net book value aggregating $2.4 million and $8.1 million, respectively, and the related obligation under capital leases of $11.5 million were removed resulting in a deferred gain of $1.1 million. The deferred gain is being amortized through the remaining lease term ending in November 2010. For the year ended December 31, 2004, the amount of deferred gain recognized amounted to $53 thousand.

The Company utilizes certain machinery and equipment and occupies certain buildings under both capital and operating lease arrangements that expire at various dates through 2010, some of which have renewal options for additional periods. Rental expense under these operating lease agreements aggregated $6.9 million, $6.7 million, and $7.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum lease obligations at December 31, 2004 having an initial or remaining term in excess of one year are as follows:

                                 YEAR               CAPITAL    OPERATING
                                                (In Thousands of U.S. Dollars)
                                 2005              $   1,397   $   3,062
                                 2006                  2,776       3,123
                                 2007                              3,106
                                 2008                              3,106
                                 2009                              3,106
                              Thereafter                           9,793
                                                   ---------   ---------
Total minimum lease payments                           4,173   $  25,296
                                                               =========
Less amount representing interest at 7.83%              (342)
                                                   ---------
Present value of minimum lease payments                3,831
Less current portion                                  (1,137)
                                                   ---------
    Long-term capital lease obligations            $   2,694
                                                   =========

The Company leases manufacturing facilities to unrelated parties under operating lease agreements. The Company pays certain taxes on the properties and provides for general maintenance.

Rental income was $1.7 million, $1.5 million, and $882 thousand for the years ended December 31, 2004, 2003, and 2002, respectively. The future minimum rental income to be received under these operating leases is $1.7 million in 2005.

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

On December 1, 2004, certain amendments to the tax and asset tax laws were enacted and are effective as of 2005. The most significant amendments are as follows: (a) the tax rate will be reduced to 30% in 2005, 29% in 2006 and 28% in 2007 and forward; (b) for purposes of the calculation of income tax, purchases of inventory are deductible only after being sold; the tax law previously allowed for the immediate deduction of all inventory purchases in the year acquired; (c) companies must establish a tax basis for their inventory balances as of December 31, 2004 using the specific costing methods allowed by the amendments to the tax law; companies may elect to ratably step-up such tax basis of inventories over a period from 4 to 12 years, as determined in conformity with the respective tax rules, which include deducting from the tax basis certain items such as unamortized tax loss carryforwards; (d) beginning January 1, 2006, paid employee statutory profit sharing will be fully deductible for tax purposes; (e) bank liabilities and liabilities with foreign entities are deductible in the determination of the asset tax taxable base, thereby decreasing the base on which the asset tax is calculated.

The tax provision differs from the statutory tax rate of 33% in 2004 and 34% for 2003 and 35% for 2002 on taxable income as follows:

                                                   2004      2003     2002
Taxes at Statutory Rate of 33%                      33.0%    34.0%    35.0%
Permanent Differences
   Asset Tax Expense                               (66.9)    (3.1)     1.7
   Foreign Currency Gains/Losses                    (5.7)    (1.2)   (35.6)
   Loss of Subsidiary Not Recognized
   Non-Deductible Expenses                          (0.8)             (3.0)
   Inflationary Effects                             28.1      1.0     10.3
   Inflationary Effects - Fixed assets              15.6      0.6      8.2
   Expiration of Tax Loss Carryforwards                               (7.1)
   Expiration of Asset Tax Credit Carryforwards              (1.4)   (11.5)
   Expiration of Capital Loss Carryforwards                  (6.6)
   Effect of Tax Rate Change                        (7.3)             (2.9)
   State Taxes, net of federal benefit                        0.9      0.6
   Change in Valuation Allowance (Precision)                (14.8)
   Change in Valuation Allowance                   (81.9)    (8.8)    26.5
   Goodwill Amortization/Impairment                          (9.2)    (6.3)
   Other                                            27.7      0.6     (3.7)
                                                   -----     ----     ----
                                                   (58.2)%   (8.0)%   12.2%%
                                                   =====     ====     ====

Income tax expense (benefit) consists of:

                                 CURRENT        CURRENT       DEFERRED
                                ASSET TAX      INCOME TAX    INCOME TAX     TOTAL
                                          (In Thousands of U.S. Dollars)
Mexican                          $  1,582      $     26      $    290      $  1,898
U.S. Companies                                     (521)                       (521)
                                 --------      --------      --------      --------
Year ended December 31, 2004     $  1,582          (495)     $    290      $  1,377
                                 ========      ========      ========      ========
Mexican                          $    923      $     72      $  2,496      $  3,491
U.S. Companies                                       99        (1,171)       (1,072)
                                 --------      --------      --------      --------
Year ended December 31, 2003     $    923      $    171      $  1,325      $  2,419
                                 ========      ========      ========      ========
Mexican                          $    (78)     $   (485)     $  1,756      $  1,193
U.S. Companies                                      (67)       (1,687)       (1,754)
                                 --------      --------      --------      --------
Year ended December 31, 2002     $    (78)     $   (552)     $     69      $   (561)
                                 ========      ========      ========      ========

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                2004               2003
                                                             (In Thousands of U.S. Dollars)
DEFERRED TAX ASSETS:
Asset Tax Credit Carryforward - Mexico                        $   4,620            $ 2,400
NOL Carryforwards - Mexico                                        3,094              3,594
NOL Carryforwards - US                                            5,865              3,940
Capital Loss - US                                                    71                 71
Related Party Interest                                              849                849
Inventory                                                           291                291
Bad Debts                                                           583                591
Stock Option Plan                                                                      201
Accrued Liabilities                                                  46                 26
Guarantee                                                           510
                                                              ---------            -------
Subtotal                                                         15,929             11,963
Less: Valuation Allowance - Mexico                               (7,236)            (4,701)
Less: Valuation Allowance - US                                   (6,839)            (5,115)
                                                              ---------            -------
Net Deferred Tax Asset                                            1,854              2,147
                                                              ---------            -------
DEFERRED TAX LIABILITIES:
   Property, plant and equipment                                   (815)              (857)
   5% Deferred payment of Taxes - Mexico                           (365)              (335)
   Other                                                            (53)               (70)
                                                              ---------            -------
Total Deferred Tax Liabilities                                   (1,233)            (1,262)
                                                              ---------            -------
Net Deferred Tax Asset                                         $    621             $  885
                                                              =========            =======

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowances of $14.1 million and $9.8 million at December 31, 2004 and December 31, 2003, respectively, relate primarily to certain asset tax credit and tax net operating loss carryforwards of individual Mexican subsidiaries and the entire net deferred tax asset of the US companies. The increase in the valuation allowance at December 31, 2004 to $13.6 million relates primarily to the expiration of certain asset tax credits and capital loss carryforwards of individual Mexican subsidiaries, and the effect of reserving the entire net deferred asset tax related to the US companies. In addition, primarily as a result of the voluntary petition for reorganization filed by Precision under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2003, the Company's investment in Precision, reported under the equity method of accounting, was reduced by an increase in the valuation allowance against Precision's underlying deferred tax assets of $4.5 million.

An analysis of the activity of the valuation allowance for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                               2004              2003                   2002
                                                                       (In thousands of U.S. Dollars)
Beginning balance                                            $   9,816        $     7,172            $     5,972
Additions charged to expense (Mexico)                            2,602              2,743                  1,340
Decreases recorded to income (Mexico)                              (71)              (804)                (2,558)
Expiration of capital loss carryforwards (Mexico)                                  (1,992)
Additions recorded to goodwill (U.S.)                                                                      2,418
Additions charged to expense (U.S. - Precision)                                     4,465
Decrease - deconsolidation of Precision                                            (4,465)
Increase recorded to income (U.S.)                               1,728              2,697
                                                             ---------        -----------            -----------
Ending Balance                                               $  14,075        $     9,816            $     7,172
                                                             =========        ===========            ===========

The Mexican net asset taxes paid, adjusted for inflation, may be used to offset income taxes that exceed the asset tax due for the year, for ten years following the payment of the tax. These asset tax carryforwards as of December 31, 2004 are $4.6 million and expire on various dates through 2014.

At December 31, 2004, certain of the Mexican companies had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:

YEAR                                                    AMOUNT
                                           (In Thousands of U.S. Dollars)
2007                                                  $      297
2010                                                          96
2011                                                       7,011
2012                                                       2,022
2013                                                         809
2014                                                         815
                                                      ----------
                                                      $   11,050
                                                      ==========

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

Dividends paid by Mexican companies, which exceed earnings, and profits, as defined by the Mexican income tax law, are subject to a 33% income tax, payable by the Company on 1.5152 times the amount in excess of earnings and profits. Dividends paid which do not exceed earnings and profits are not currently subject to Mexican tax to either the Company or the stockholder. The Mexican companies paid no dividends on common stock in 2004, 2003 and 2002.

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

Mexican law requires that at least 5% of the Company's net income each year (after profit sharing and other deductions required by the law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a stock dividend, until the amount of such fund equals 20% of the Company's historical capital stock. The legal reserve fund at December 31, 2004 and 2003 was approximately $1.6 million. The Company anticipates that no additional allocation will be made at its annual stockholders' meeting to be held on April 28, 2005. There were no retained earnings available for dividends under Mexican law at December 31, 2004 and 2003.

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

No shares of preferred stock have been issued as of December 31, 2004.

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

The following is a summary of option activity for the 3 years ended December 31, 2004:

                                   OPTIONS UNDER      WEIGHTED AVERAGE
                                      PLAN             EXERCISE PRICE
Outstanding at
       January 1, 2002
       Granted                       270,730              $  3.05
                                     -------              -------
Outstanding at
       December 31, 2002             270,730              $  3.05
       Forfeited                     (63,230)             $  6.00
                                     -------              -------
Outstanding at
       December 31, 2003             207,500              $  2.14
       Forfeited                    (200,000)             $  2.00
                                     -------              -------
Outstanding at
       December 31, 2004               7,500              $  6.00
                                     =======              =======

The following table summarizes information concerning currently outstanding and exercisable options:

  OPTIONS                   EXERCISE                LIFE IN                       NUMBER                           STOCK
OUTSTANDING                   PRICE                  YEARS            EXERCISABLE AT DECEMBER 31, 2004      PRICE AT GRANT DATE
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

12. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor 401(k) defined contribution plans. Participants in the plans may contribute up to 10% of their salary for which the Company provides matching or discretionary contributions. In 2004, 2003 and 2002, approximately $7 thousand, $120 thousand and $118 thousand, respectively, have been charged to expense in connection with these plans.

Prior to its acquisition by the Company, Franklin had a 401(k) Savings Plan for eligible Franklin employees as defined in the plan agreement. The 401(k) Savings Plan provides for discretionary matching contributions. For the years ended December 31, 2004 and 2003 Franklin approved matching contributions of 100% of participating employees' contributions up to a maximum of 6% of each employee's compensation, which were approximately $147 thousand $136 thousand. No matching contributions were approved in year 2002, subsequent to the acquisition by the Company.

13. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's reportable segments are 1) Shelter Services, 2) Metal Stamping, and 3) Food Services. During the third quarter of 2002 the Company acquired the third segment, Food Services. The Shelter Services segment provides shelter and assembly services in Mexico for non-electronics manufacturing services companies. Certain assets and contracts related to Shelter services were sold as of July 4, 2003 (See note 3). The Metal Stamping segment consists of Precision the subsidiary located in Louisville, Kentucky. Precision provides metal and stamping services primarily to the appliance and automotive sectors and was deconsolidated in December 2003 (see Note 1). The Food Services segment, Franklin, operates a retail nut and foodservice nut packaging and marketing company, located in El Paso, Texas and a candy manufacturing and packaging facility in Juarez, Mexico. The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately. Inter-segment adjustments are related primarily to inter-segment sales at cost in the normal course of business.

Information about the operating segments for the years ended December 31, 2004, 2003 and 2002 was as follows:

                                                                                    UNALLOCATED
                                           SHELTER (1)     METAL (2)     FOOD        CORPORATE     INTER-
                                           SERVICES        STAMPING     SERVICES     AND OTHER     SEGMENT       TOTAL
                                           -----------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2004
Net sales                                  $    15,230                  $ 95,341                  $(12,984)     $ 97,587
Operating Income (loss)                            131                     3,223        (3,693)                     (339)
Net interest expense                                36                     2,118            15                     2,169
Income (loss) before income taxes and
 equity in losses of affiliates                    219                     1,105        (3,690)                   (2,366)
Net (loss) income                               (1,679)                    1,105        (4,577)                   (5,151)
Assets                                          13,422                    40,932         1,427      (1,531)       54,250
Depreciation & Amortization                        735                     2,391             8                     3,134
Capital expenditures                                 4                       925                                     929

YEAR ENDED DECEMBER 31, 2003
Net sales                                 $     25,677     $ 70,988     $ 75,648                  $(15,063)     $157,250
Operating income (loss)                           (333)     (17,231)        (292)      (11,255)                  (29,111)
Net interest expense (income)                       41          754        3,071          (363)                    3,503
Loss before income taxes and equity in
 losses of affiliates                            1,402      (18,304)      (2,610)      (10,570)                  (30,082)
Net loss                                        (1,917)     (15,915)      (2,610)      (14,166)                  (34,608)
Assets                                          13,878                    50,537         4,629      (1,641)       67,403
Depreciation and amortization                      868        2,938        2,271    $        8                     6,085
Capital expenditures                               313        4,327        1,750            43                     6,433

YEAR ENDED DECEMBER 31, 2002
Net sales                                 $     31,677     $ 75,279     $ 33,180                  $ (5,867)     $134,269
Operating income (loss)                            499          575         (264)       (2,103)                   (1,293)
Net interest expense (income)                        1          815        1,672          (714)                    1,774
Loss before income taxes and equity in
 losses of affiliates                              260         (669)      (1,936)       (2,255)                   (4,600)
Net loss                                          (933)        (145)      (1,286)       (3,653)                   (6,017)
Assets                                          18,995       47,085       50,154        28,336     (10,069)      134,501
Depreciation and amortization                    1,275        2,416        1,059                                   4,750
Capital expenditures                               286        5,075          876                                   6,237

(1) Certain assets and contracts related to this segment were sold as of July 4, 2003

(2) The Metal Stamping Segment (Precision) was consolidated through December 19, 2003. As a consequence of voluntary filing for Chapter 11 protection, the investment in Precision is now recognized in accordance with the cost method.

The Company has 10 facilities in the U.S. and Mexico to serve its customers. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset. The United States accounted for 66.5% and 74.7% of total long-lived assets in 2004 and 2003, respectively. Mexico accounted for 33.5% and 25.3% of total long-lived assets in 2004 and 2003, respectively.

Geographic net sales for the years ended December 31, were as follows:

                    2004           2003              2002
                        (In Thousands of U.S. Dollars)
                   ---------------------------------------
United States      $95,887       $155,750         $133,387
Mexico               1,700          1,500              882
                   -------       --------         --------
                   $97,587       $157,250         $134,269
                   =======       ========         ========

Geographic net property, plant and equipment by location as of December 31, were as follows:

                       2003                  2003
                     (In Thousands of U.S. Dollars)
United States        $ 17,917              $ 29,856
Mexico                  9,039                10,100
                     --------              --------
                     $ 26,956              $ 39,956
                     ========              ========

14. MAJOR CUSTOMERS

Certain customers, all located in the United States, accounted for at least 10% of the Company's total sales during the years ended December 31, as follows:

CUSTOMER                     PRODUCTS AND SERVICES                2004          2003      2002
   A                   Major distributor                          20.4 %         11%

   B                   Metal stamping of appliance products                      21%       25%

   C                   Metal stamping of automotive parts                        12%       19%

15. RELATED PARTY TRANSACTIONS

The Company paid for services rendered by Comercial Aerea, of which the chairman of the board of directors of Elamex is a principal, totaling approximately $31 thousand, $148 thousand, and $127 thousand during the years ended December 31, 2004, 2003, and 2002, respectively.

The Company purchases insurance through an insurance broker of which the chairman of the board of Elamex is a principal. Premiums paid were approximately $153 thousand, $337 thousand, and $393 thousand for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company, through its wholly owned subsidiary Confecciones de Juarez ("Confecciones"), leases a candy manufacturing building owned by Franklin Inmobiliarios S.A. de C.V. ("Inmobiliarios"), a Mexican company in which the chairman of the board has an indirect ownership interest. The building, located in Ciudad Juarez, Mexico, is the site on which all of Franklin's candy manufacturing operations are performed. Confecciones passes the cost of this lease to Franklin under the terms of a shelter services agreement executed on July 24, 2000 ("Shelter Contract"). Shelter services companies generally lease real properties in the normal course of arranging shelter services for a US company. This lease agreement was executed on November 22, 2000, which was prior to the July 1, 2001 date on which Elamex acquired Franklin. On September 16, 2004, the Company and the related party entered into an agreement eliminating the purchase commitment. The lease modification resulted in a change in the lease from a capital lease to an operating lease (see note 8).

The rights to collect lease payments from Confecciones have been assigned by Inmobiliarios to the bank that financed the building. Franklin made lease payments directly to that bank on behalf of Inmobiliarios in the amounts of $2.0 million, $1.9 million and $1.9 million during 2004, 2003 and 2002 respectively.

During 2004 the Company loaned Qualcore $425 thousand in the form of a note receivable, to meet working capital needs. At December 31, 2004 and 2003, the Company had notes receivable from Qualcore of $2.7 million and $2.3 million, respectively.

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

Seniority premiums to which employees are entitled upon retirement after 15 years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as expense during the year in which services are rendered. Included in other liabilities is approximately $30 thousand and $20 thousand as of December 31, 2004 and 2003, respectively, which fully accrues for these estimated seniority obligations.

One of the Company's subsidiaries has entered into certain fixed-price commitments to purchase raw materials to be used in its manufacturing process over the next year. As of December 31, 2004, the aggregate value of these commitments was approximately $29.6 million.

On February 21, 2005, one of the Company's customers filed Chapter 11 under the United States Bankruptcy Court. The Company received payments of approximately $226,000 within ninety days of the filing date that were paid outside of terms and subject to possible preference action by the Trustee for the bankruptcy estate. The payments received relate to 2004 sales and there were no sales to this customer in 2005. Based on a review of the facts and circumstances, management has provided an accrual, in other accrued expenses, of $135,000, which is believed to be a reasonable estimate of the probable loss associated with this matter.

17. GUARANTEES

In November 2002, Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to expand existing disclosure requirements. The Company has entered into contracts in the normal course of business, which include certain guarantees within the scope of FIN 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These guarantees primarily include:

1) Qualcore, the joint venture with GE de Mexico, entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $94,628 and are guaranteed by both Elamex and GE de Mexico. Although the likelihood of funding under this guarantee is not considered by the Company to be probable, the maximum amount the Company may be liable for under such guarantee is approximately $4.5 million.

2) Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant in 2001. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. Guarantors include Elamex S.A de C.V. and GE Mexico, S.A. de C.V.

The guarantors are defined as primary obligors and guarantee the amounts as follows:

For Tranche A of $981 thousand.

      a.    Elamex - 100%

      b.    GE Mexico - 49.9%

Both parties are liable jointly and severally up to 49.9%.

For Tranche B of $2.4 million.

      a.    Elamex - 50.1%

      b.    GE Mexico 49.9%

The guarantors' liability under Tranche B is several, but not joint.

As of December 31, 2004 the bank debt was approximately $3.4 million and Qualcore was in default under the loan agreement.

On January 1, 2005 the bank executed a forbearance agreement with Qualcore. The forbearance agreement provides Qualcore with a period of 120 days in which the bank will not issue a demand for payment of any or all of the outstanding debt. However, the bank did not waive the existing default. Should Qualcore not be able to make the payments within the forbearance period, the bank will require the guarantors to pay the debt.

The maximum liability exposure of Elamex is considered to be 50.1% of the total bank debt and as of December 31, 2004 Elamex recorded a liability of $1.7 million in recognition of the probability that it will be obligated to perform under this guarantee.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) In thousands of U.S. dollars, except per share amounts:

                                                2004 QUARTERS                                2003 QUARTERS
                               --------------------------------------------    ------------------------------------------
                                 1ST          2ND        3RD         4TH         1ST         2ND       3RD         4TH
Net sales                      $ 19,780    $ 23,402    $ 25,051    $ 29,354    $ 39,428    $41,400   $ 38,455    $ 37,967
Gross profit                      4,634       6,044       6,012       6,331       4,674      5,366      2,338       5,536
Net (loss) income                (1,345)       (409)       (959)     (2,438)     (5,436)       220     (5,739)    (23,653)
Basic and diluted net (loss)
 income per common share          (0.18)      (0.05)      (0.13)      (0.32)      (0.72)      0.03      (0.76)      (3.16)

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the "Exchange Act") as of the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the Company's fiscal quarter ended December 31, 2004, no change occurred in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. See the certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions of the Directors and executive officers of the Registrant as of December 31, 2004 were as follows:

      NAME                      AGE                     POSITION
------------------------------------------------------------------------------------------
Eloy S. Vallina                 67         Chairman of the Board of Directors
Richard R. Harshman             69         President, Chief Executive Officer
Sam L. Henry                    54         Senior Vice President & Chief Financial Officer
Eloy Vallina Garza              33         Director, son of Chairman of the Board
Richard P. Spencer              61         Director
Carlos Hernandez                47         Director
Keith Cannon                    64         Director
Benito Bucay                    72         Director
Martin W. Pitts                 63         Director
Fernando Todd                   49         Director
Manuel Munoz                    52         Director
Fernando Ruiz Sahagun           61         Statutory Auditor

ELOY S. VALLINA

Mr. Vallina has been Director since 1990. Mr. Vallina has been Chairman of the Board of Accel, S.A. de C.V. and its predecessor, Grupo Chihuahua, S.A. de C.V., since its inception in 1979. He is also chairman of Kleentex Corp., and a Director of Tropical Sportswear International, Inc. Mr. Vallina was Chairman of Banco Comercial Mexicano, later Multibanco Comermex, one of Mexico's largest commercial banks at that time, from 1971 until all Mexican private banks were expropriated in 1982. He graduated with a B.A. in Business Administration from the Instituto Tecnologico y de Estudios Superiores de Monterrey.

RICHARD R. HARSHMAN

Mr. Harshman joined the Company as President and Chief Executive Officer of Franklin Connection on August 9, 2004 and on January 1, 2005 he was appointed as President and Chief Executive Officer of Elamex. Recently, he served as Chief Executive Officer of Favorite Brands, a company that was eventually sold to Nabisco Brands, a division of Kraft Foods. He previously served as President and Chief Executive Officer of Storck USA, LP for thirteen years, where he introduced and expanded the growth of key brands. Mr. Harshman also served in executive sales and marketing positions with Tootsie Roll Industries and F&F Laboratories.

SAM L. HENRY

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

ELOY VALLINA GARZA

Mr. Vallina has been Director since 1997. Mr. Vallina is currently Vice President of Jeronimo Services, Inc. He is also a Director of Accel, S.A. de C.V., Almacenadora, S.A., Silver Eagle Oil, Inc., Tropical Sportswear International, Inc. and Copamex. Mr. Vallina is a graduate of the Universidad de Monterrey, where he received a B.A. in Business Administration.

RICHARD P. SPENCER

Mr. Spencer was the Company's President and Chief Executive from February 1, 2001 through December 31, 2004. Prior to his appointment, Mr. Spencer was President and Chief Executive Officer of Silver Eagle Refining Inc., with refineries located in western Wyoming and near Salt Lake City, Utah. He has served as President and Chief Executive Officer of two different regional banks, as the head of corporate lending in Mexico for Bank of America, as well as other executive positions with Bank of America, Citibank, and other business entities. He received an M.B.A. degree from Harvard University.

CARLOS HERNANDEZ

Mr. Hernandez has been Director since 2004. Mr. Hernandez is Chief Operating Officer and Director of Accel, S.A. de C.V., a publicly traded company in the Mexican Stock Exchange, a logistics and holding company since 2002. He also is a Director of Almacenadora Accel, S.A. de C.V. and President of Jeronimo Services Inc, a real estate business since 1999. Mr. Hernandez graduated from Universidad Autonoma de Chihuahua in Business Administration and Public Accounting and obtained his Master in Business Administration from Columbia University Graduate School of Business in New York, N.Y. Mr. Hernandez also participated in the Executive Education Program at Harvard University Graduate School of Business, he is also a member of the Board of Directors of the Foreign Trade Association.

KEITH CANNON

Mr. Cannon has been Director since 2001. Mr. Cannon is a Securities Branch Manager of Wilson-Davis &Co., with a variety of domestic and international clients. He is a Director and member of the Audit Committee of Montgomery Realty Group, Inc., and JLM Couture. Mr. Cannon received his M.S. degree from the University of Utah.

BENITO BUCAY

Mr. Bucay has been Director since 2002. Mr. Bucay is Managing Director of Grupo Industrial Bre and Consulting Partner, Analitica Consultores, Mexico. Mr. Bucay received a B.S. in Chemical Engineering from the Universidad Nacional Autonoma de Mexico. He has degrees in Operations Research and Computer Science from the University of Oklahoma. Mr. Bucay was the Chief Executive Officer of Industrial Resistol, and Senior Vice President of Grupo DESC. He is Director of Tropical Sportswear International Inc.

MARTIN W. PITTS

Mr. Pitts has been Director since 2003. Mr. Pitts retired in January 2001 from KPMG where he served as partner since 1975. During his career at KPMG, he served a wide range of clients, including investor-owned utilities, real estate companies, wholesale distributors, and apparel companies. He was a member of the American Institute of Certified Public Accountants, the Texas Institute of Certified Public Accountants and the El Paso Chapter of Certified Public Accountants. He also has served as Chairman of the National Association of Accountants and was the recipient of the District Accountant Advocate of the Year by the U.S. Small Business Administration. He currently serves as Director and member of the Audit Committee of Tropical Sportswear International.

FERNANDO TODD

Mr. Todd has been Director since 2004. Mr. Todd is a founder and Senior Partner of the Mexican legal firm of Todd y Asociados, S.C., in Mexico City. Mr. Todd is a member of the Board of Directors and Statutory Auditor of several Mexican corporations, some of them have their securities listed in the Mexican Stock Exchange. Mr. Todd has a law degree from the Universidad Nacional Autonoma de Mexico. He is a member of the Mexican Bar Association, National Association of Corporate lawyers and Mexican Mediation Institute.

MANUEL MUNOZ

Mr. Munoz has been Director since 2004. Mr. Munoz has been Director and General Manager of Almacenadora Accel, S.A. de C.V a Logistics company since 1995. Mr. Munoz also worked for Almacenadora Bancomer from 1976 to 1995 where he performed different positions, including the position of General Director. Mr. Munoz graduated from Universidad Autonoma de Chihuahua in Business Administration.

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

Additional information required by this item will be contained in the Proxy Statement that will be prepared and filed for the Elamex, S.A. de C.V. 2005 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement that will be prepared and filed for the Elamex, S.A. de C.V. 2005 annual meeting of shareholders, under the captions "Executive Compensation" "Director Compensation", "Compensation Committee Report on Executive Compensation", "Comparison of Cumulative Total Returns" and "Employment Contracts and Severance Agreements" and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the proxy statement that will be prepared and filed for Elamex, S.A. de C.V. 2005 annual meeting of shareholders, under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

      (a)   1. Financial Statements

      The following financial statements are included herein at Item 8.

      Consolidated Balance Sheets as of December 31, 2004 and 2003.

      Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2004, 2003, and 2002.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

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

                                ELAMEX, S.A. DE C.V.

March 31, 2005                  /s/ Richard R. Harshman
-------------                   ---------------------------
Date                            Richard R. Harshman, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005                  /s/ Eloy S. Vallina
-------------                   --------------------------------
Date                            Eloy S. Vallina, Chairman of the
                                Board of Directors

March 31, 2005                  /s/ Richard R. Harshman
-------------                   --------------------------------
Date                            Richard R. Harshman, President and
                                Chief Executive
                                (Principal Executive Officer)

March 31, 2005                  /s/ Sam L. Henry
-------------                   --------------------------------
Date                            Sam L. Henry, Senior Vice-President
                                and Chief Financial Officer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)

March 31, 2005                  /s/ Eloy Vallina Garza
-------------                   --------------------------------
Date                            Eloy Vallina Garza, Director

March 31, 2005                  /s/ Richard P. Spencer
-------------                   --------------------------------
Date                            Richard P. Spencer, Director

March 31, 2005                  /s/ Martin W. Pitts
-------------                   --------------------------------
Date                            Martin W. Pitts, Director

March 31, 2005                  /s/ Keith Cannon, Director
-------------                   --------------------------------
Date                            Keith Cannon, Director

March 31, 2005                  /s/ Benito Bucay
-------------                   --------------------------------
Date                            Benito Bucay, Director

March 31, 2005                  /s/ Carlos Hernandez
-------------                   --------------------------------
Date                            Carlos Hernandez, Director

March 31, 2005                  /s/ Manuel Munoz
-------------                   --------------------------------
Date                            Manuel Munoz, Director

March 31, 2005                  /s/ Fernando Todd
-------------                   --------------------------------
Date                            Fernando Todd, Director