Form 10-Q
period 2005-03-31
ELAMEX SA DE CV
filed 2005-05-16
CIK 1009302

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2005

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

Yes _____   No _☒_

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of May 16, 2005 was:

7,502,561

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 1,143	$ 2,072
Receivables:
Trade accounts receivable, net	8,923	9,609
Other receivables, net	400	512
	9,323	10,121

Inventories, net	9,912	8,797
Income taxes receivable from Accel, related party	326	326
Other taxes receivable	14	15
Prepaid expenses	916	992
Total current assets	21,634	22,323

Property, plant and equipment, net	26,228	26,956
Goodwill, net	3,707	3,707
Deferred income taxes	621	621
Other assets, net	448	643
	$ 52,638	$ 54,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$ 5,570	$ 6,628
Note payable, guarantee of unconsolidated joint venture debt	1,700	1,700
Current portion of capital lease obligations	1,172	1,137
Accounts payable	8,654	7,546
Accrued expenses	5,480	6,251
Taxes payable	198	722
Current portion of deferred gain on sale-leaseback	184	184
Total current liabilities	22,958	24,168

Capital lease obligations, excluding current obligations	2,383	2,694
Deferred gain on sale-leaseback, excluding current portion	843	889
Excess of loss in investment and loans to unconsolidated joint venture		119
Total liabilities	26,184	27,870

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding Common stock, 22,400,000 shares authorized, 8,323,161 issued and 7,502,561 outstanding	37,466	37,466
Deficit	(8,465)	(8,539)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	26,454	26,380
	$ 52,638	$ 54,250

See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net sales	$ 25,686	$ 19,780
Cost of sales	20,296	15,146
Gross profit	5,390	4,634

Operating expenses:
General and administrative	867	1,199
Selling	1,623	1,628
Distribution	2,438	2,163
Total operating expenses	4,928	4,990
Operating income (loss)	462	(356)

Other income (expense):
Interest expense	(189)	(520)
Other, net	239	(24)
Total other income (expense)	50	(544)

Income (loss) before income taxes and equity in losses of unconsolidated joint venture	512	(900)

Income tax provision	294	69

Income (loss) before equity in losses of unconsolidated affiliates	218	(969)

Equity in losses of unconsolidated joint venture	144	376
Net income (loss)	$ 74	$ (1,345)

Net income (loss) per share, basic and diluted	$ 0.01	$ (0.18)
Shares used to compute net loss per share, basic and diluted	7,502,561	7,502,561

See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income (loss)	$ 74	$ (1,345)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	764	811
Provision for doubtful trade accounts receivable	19	25
Equity in loss of unconsolidated affiliates	144	376
Deferred income tax expense		156
Change in operating assets and liabilities:
Trade accounts receivable	667	(664)
Other receivables	112	(336)
Inventories	(1,115)	(1,038)
Refundable income taxes	1	(132)
Prepaid expenses	76	3
Other assets	195	88
Accounts payable	1,108	2,791
Accrued expenses	(1,008)	288
Taxes payable	(524)
Other liabilities	(46)
Net cash provided by operating activities	467	1,023

Investing activities:
Purchase of property, plant and equipment	(62)	(731)
Investment in joint venture		(425)
Net cash used in investing activities	(62)	(1,156)

Financing activities:
Payments on notes payable and long term-debt	(1,058)	(380)
Principal repayments of capital lease obligations	(276)	(235)
Net cash used in financing activities	(1,334)	(615)

Net decrease in cash and cash equivalents	(929)	(748)

Cash and cash equivalents, beginning of period	2,072	2,299
Cash and cash equivalents, end of period	$ 1,143	$ 1,551

See accompanying notes to the unaudited condensed consolidated financial statements

Elamex, S.A. de C.V. and Subsidiaries

Notes to the Unaudited Consolidated Condensed Financial Statements

(In Thousands of U. S. Dollars, except per share data)

(1) General

The accompanying unaudited interim condensed consolidated financial statements of Elamex, S.A. de C.V. and subsidiaries (“Elamex” or the “Company”) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, the unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2004 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and March 31, 2004 and cash flows for the three months ended March 31, 2005 and March 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

(2) Stock Option Plan

On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the third quarter of 2004, 200,000 stock options were forfeited due to the termination of a senior executive. During 2003, 63,230 options were forfeited due to the resignation of the awarded executives.

The following table summarizes information concerning currently outstanding and exercisable options:

Options	Exercise	Life in	Number	Stock
Outstanding	price	years	Exercisable	Price at Grant Date
7,500	$6.00	10		$5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $35 thousand has been recognized for the three months ended March 31, 2004. No expense has been recorded during the first quarter of 2005 and no additional compensation expense is anticipated in the future in connection with the remaining options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share would have been adjusted to the following pro forma amounts:

	March 31, 2005	March 31, 2004
Net income (loss) as reported	$ 74	$ (1,345)

Stock based employee compensation expense included in reported net loss		35
Total stock-based employee compensation expense determined under fair value based method		(45)
Pro forma net income (loss)	$ 74	$ (1,355)

Income (loss) per share basic and diluted
As reported	$ 0.01	$ (0.18)
Pro forma	0.01	(0.18)

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

(3) Goodwill

 The Company’s goodwill balance as of March 31, 2005 is $3.7 million and it is related to the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill during the first quarter of 2005 and determined that there was no impairment of goodwill to be recorded.

(4) Segment reporting

The Company’s reportable segments are 1) Food, and 2) Real Estate.

The Food segment, Franklin, operates a retail and foodservice nut processing and packaging facility located in El Paso, Texas, and a candy manufacturing and packaging facility in Juarez, Mexico.

The Real Estate segment, formerly Shelter Services segment, leases industrial buildings to third parties located in Mexico.

The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately.

The following table presents net sales and net income (loss) by segment in thousands of U.S. dollars:

			Unallocated
		Real	Corporate
	Food	Estate	and other	Total
Three Months ended March 31, 2005
Net sales	$ 25,089	$ 597		$ 25,686
Net income (loss)	362	94	$ (382)	74
Three Months ended March 31, 2004
Net sales	$ 19,196	$ 584		$ 19,780
Net loss	(366)	(209)	$ (770)	(1,345)

(5) Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$ 2,287	$ 2,560
Packaging supplies	2,593	2,446
Work-in-process	273	386
Finished goods	5,305	3,967
Sub total	10,458	9,359
Less reserve for excess and obsolete inventory	(546)	(562)
Total	$ 9,912	$ 8,797

(6) Foreign Currency

Included in “other, net” in the accompanying unaudited consolidated condensed statements of operations are foreign exchange losses of $16 thousand and $21 thousand for the three months ended March 31, 2005, and March 31, 2004, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$	$ 199
Other receivables	396	509
Prepaid expenses and refundable taxes	376	342
Other assets, net	4	4
Accounts payable	(375)	(309)
Accrued expenses and other liabilities	(388)	(1,231)
Net foreign currency position	$ 13	$ (486)

(7) Income Taxes

In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico, as well as its operations subject to tax in the U.S.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three months ended March 31, 2005 and 2004 was approximately $294 thousand and $434 thousand, respectively.

(8) Earnings per Share

Earnings per share (“EPS”), is computed in accordance with the Financial Accounting Standards Board’s Statement, (“SFAS”) No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted loss per share for each of the three months ended March 31, 2005 and March 31, 2004 were 7,502,561.

(9) Guarantees

In November 2002, Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to expand existing disclosure requirements. The Company has entered into contracts in the normal course of business, which include certain guarantees within the scope of FIN 45 under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These guarantees primarily include:

1) Qualcore, the joint venture with GE de Mexico, entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico.  The monthly lease payments are approximately $95 thousand and are guaranteed by both Elamex and GE de Mexico.  As of March 31, 2005 Qualcore was in default, therefore the Company accrued $144 thousand, which is 50% of the unpaid rent. The maximum amount the Company may be liable for under such guarantee is approximately $4.5 million.

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

a.      Elamex – 100%

b.      GE Mexico – 49.9%

Both parties are liable jointly and severally up to 49.9%.

For Tranche B of $2.4 million.

a.      Elamex – 50.1%

b.      GE Mexico 49.9%

The guarantors’ liability under Tranche B is several, but not joint.

As of March 31, 2005 the bank debt was approximately $3.4 million and Qualcore was in default under the loan agreement.

On January 1, 2005 the bank executed a forbearance agreement with Qualcore. The forbearance agreement provides Qualcore with a period of 120 days in which the bank will not issue a demand for payment of any or all of the outstanding debt. However, the bank did not waive the existing default. Should Qualcore not be able to make the payments within the forbearance period, the bank will require the guarantors to pay the debt. As of April 30, the forbearance agreement expired and Qualcore is in a negotiation process with the bank to liquidate the debt via repurchase of the notes by a third party.

The maximum liability exposure of Elamex in connection with the bank debt is considered to be 50.1% of the note balances. As of December 31, 2004 Elamex recorded a liability of $1.7 million in recognition of the probability that it will be obligated to perform under this guarantee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reports and analyzes its operations based on the markets the Company serves. The Company’s reportable segments are 1) Food, 2) Real Estate, formerly Shelter Services.

Food segment

The Food segment is the Franklin business, a general line candy manufacturer and a retail/food service nut packing and processing company, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired in July 2002.

Candy manufacturing is conducted in a world-class dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico.  Nut packaging is conducted in Franklin’s approximately 185,000 square foot packaging plant in El Paso, Texas.   Additionally, Franklin, through its Sunrise Confections Division, offers contract manufacturing for U.S. candy companies who market the candy produced in Franklin’s candy manufacturing plant. Franklin distributes its products through mass merchandisers, grocery retailers, drug store chains, wholesalers, national and regional food service companies; large U.S. food products companies and U.S. based candy and confection companies.

Real Estate segment

The Real Estate segment, formerly Shelter Services Segment, is now dedicated to lease industrial buildings to third parties in Mexico. In July 2003 Elamex sold certain shelter operations and the Shelter services were limited to the Franklin affiliate. In January 1, 2005 the Shelter services rendered to Franklin were reclassified to the Food Service segment.

Results of Operations

Management’s discussion and analysis is based on the results of operations by segment as presented in the following table:

			Unallocated
		Real	Corporate
	Food	Estate	and other	Total
Three Months ended March 31, 2005
Net sales	$ 25,089	$ 597		$ 25,686
Gross profit	5,133	257		5,390
Operating expenses	4,579	37	$ 312	4,928
Other income (expense)	(193)	(13)	256	50
Net income (loss)	362	94	(382)	74
Three Months ended March 31, 2004
Net sales	$ 19,196	$ 584		$ 19,780
Gross profit	4,394	240		4,634
Operating expenses	4,226	131	$ 633	4,990
Other (expense) income	(533)	(26)	15	(544)
Net loss	(366)	(209)	(770)	(1,345)

Net sales

Net sales for the three months ended March 31, 2005 increased $5.9 million, or 29.9%, to $25.7 million, from $19.8 million for the comparable period in 2004.

Net sales increases were primarily the result of increased sales volume and of price increases on nutmeat products. The cost of most nuts in the company’s sales mix increased substantially during the period.  As is common in the industry, the company increases or decreases selling prices in response to changes in commodity costs. As described below, the changes are neither proportional nor contemporaneous.

Gross profit

Gross profit for the three months ended March 31, 2005 was $5.4 million or 21.0% of net sales, compared to  $4.6 million or 23.4% of net sales for the same period of the prior year.

Gross profit for the Food segment for the three months ended March 31, 2005 increased $739,000, or 16.8%, to $5,133,000 from $4,394,000 in the first quarter of the prior year.  As a percentage of net sales, the gross profit margin decreased to 20.5% in first quarter 2005 from 22.9% in first quarter 2004. The increase in the amount of gross profit is primarily attributable to the increase in sales. The decline in the gross profit margin, as a percent of net sales, is due to multiple factors.

First addressing the sale of nut products, a primary cause of the change in margins is the impact of market forces on the selling prices of nut products during periods of rapid increases in commodity costs. Additionally, terms of customer sales agreements often require a notice period before a change in pricing can be affected. Changes in sales prices are not necessarily proportional to changes in commodity costs, and the timing of price changes is generally delayed in comparison to changes in the spot prices of the commodity. Changes in the mix of products sold also affect gross profit margins.

Changes in the classification of certain costs increased cost of goods sold for candy products, with an offsetting decrease in interest expense. This change was caused by the termination of an agreement to purchase the candy plant, which resulted in the accounting recognition of a termination of a capitalized lease and the commencement of recognition of rent expense as a manufacturing cost. This accounting change had little overall effect on total company expenses.

Partially offsetting the cost increases described above, cost of goods sold for candy products was favorably impacted by year over year increases in production volume.

Operating expenses

Operating expenses were $4.9 million for the three months ended March 31, 2005, compared to $5.0 million, for the same period of the prior year.

Operating expenses for Food segment for the three months ended March 31, 2005 were $4.6 million or 18.3% of Food segment net sales compared to $4.2 million or 22.0% of sales for the same period in the prior year. The increase in sales volume without a corresponding increase in costs, was the primary cause for the percentage decrease. Administrative expenses increased approximately $119 thousand due primarily to increases in salaries and consulting fees. Distribution expenses increased approximately $275 thousand due to increases in sales volume and to fuel cost increases.

Operating expenses for Corporate for the three months ended March 31, 2005 decreased to $313 thousand from $633 thousand for the same period in the prior year. The decrease was primarily due to a decrease in consulting and legal fees and the forfeiture of stock options due to the termination in the fourth quarter of 2004 of a corporate executive.

Other income (expense)

Other income for the three months ended March 31, 2005 was $50 thousand, compared to other expense of $544 thousand for the same period of the prior year.

Other expense for Food segment for the three months ended March 31, 2005 was $193 thousand compared to $533 thousand for the same period in the prior year. The decrease was primarily due to the decrease in interest expense due to the change of a capital lease to an operating lease.

Other income for Corporate for the three months ended March 31, 2005 was $256 thousand compared to $15 thousand for the same period in the prior year.  During the first quarter of 2005 a contingency accrual of $125 thousand was reversed to income as a result of the successful resolution of a contingency for which an accrual was recorded in during 2004 and approximately $117 thousand were due to the collection of 2003 payroll taxes in connection with a successful resolution.

Taxes

The tax provision for the three months ended March 31, 2005 was $294 thousand compared to $69 thousand for the same period in the prior year.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three months ended March 31, 2005 and 2004 was approximately $294 thousand and $434 thousand, respectively.

Goodwill

The Company’s net goodwill balance as of March 31, 2005 is $3.7 million, and it is related to the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill during the first quarter of 2005 and determined that there was no impairment of goodwill to be recorded.

Net income (loss) and income (loss) per share

Net income for the three months ended March 31, 2005 was $74 thousand compared to a net loss of $1.3 million for the same period of 2004. For the three months ended March 31, 2005 basic and diluted net income per share was $0.01, compared to a net loss of  $0.18 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three months ended March 31, 2005 and March 31, 2004 were 7,502,561.

Liquidity and Capital Resources

The Company’s working capital (defined as current assets minus current liabilities) as of March 31, 2005 was a negative $1.3 million compared to a negative $1.8 million as of December 31, 2004.

For the three months ended March 31, 2005 the net cash provided by operating activities was approximately $467 thousand.

Net cash used in investing activities was approximately $62 thousand for the three months ended March 31, 2005, due to the acquisition of equipment.

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2005 due to payments on notes payable and capital leases.

The available cash for the quarter ended March 31, 2005 and 2004 was $1.1 million and $2.1 million, respectively.

We anticipate that refinancing of notes payable, cash flows from our operations, existing balances in cash and funds available under our revolving credit facility will be sufficient to fund operating expenses and debt obligations. There are no material commitments on capital expenditures. The Company also has certain buildings available for sale or additional borrowing, should this be necessary.

On April 30, 2005, Franklin’s line of credit facility was renewed for an additional year. The line was increased from $7 million to $9 million in connection with the renewal and continues to be subject to the same collateral limitations on eligible trade receivables and inventory.

In July 2005, Franklin has a balloon payment due on a term loan relating to the El Paso, Texas plant and administrative offices of approximately $1.7 million. The Company is expecting its primary lender to renew this term loan under similar terms, including loan amortization rate.

Critical accounting policies and estimates

Please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004 for a summary of the Company’s critical accounting policies.

Forward Looking Statements

This Form 10-Q includes forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with Elamex's future growth and profitability, the ability of Elamex to continue to increase sales to existing customers and new customers, and the effects of competitive and general economic conditions. These risks may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations.  Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The current Company’s monetary position is an asset of $13 thousand and devaluation of 10% will not result on any major translation effect.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt.  Floating-rate obligations aggregated $5.6 million at March 31, 2005, inclusive of amounts borrowed under short-term and long-term credit facilities.  A 1.0 % increase in interest rates would result in a $56 thousand annual increase in interest expense on the existing principal balance.  The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a–1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the “exchange Act”) as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company’s fiscal quarter ended March 31, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II

OTHER INFORMATION

Item 1.  Legal proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held in Cd. Juarez, Mexico on April 28, 2005 at 9:30 a.m. The stockholders of the Company were asked to consider and vote on the following matters:

1)      Election of Directors Eloy S. Vallina, Keith Cannon, Benito Bucay, Eloy Vallina Garza, Richard R. Harshman, Martin W. Pitts, Carlos Hernandez, Fernando Todd, Manuel Muñoz and Statutory Auditor Fernando Ruiz Sahagun.

2)      Approval of certain reports to be rendered by the external auditors and corporate examiners.

            The following is a summary of the voting results with respect to each of the proposals:

	Votes for	Votes against	Votes abstained
Proposal one	7,214,360	86,420	0
Proposal two	7,296,960	2,300	1,520

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

31.1                 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.      Reports on Form 8-K during the three months ended March 31, 2005.

A Form 8-K was filed on February 28, 2005, under item 9, incorporating by the Company’s press release dated February 28, 2005, announcing its financial results for the fourth quarter and year ended December 31, 2004 and certain other information.

A Form 8-K was filed on March 31, 2005, under item 9, incorporating by the Company’s press release dated March 31, 2005, announcing revision of previously announced financial results for the fourth quarter and year ended December 31, 2004 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ELAMEX, S.A. de C.V.

                Date: May 16, 2005                                                                            By:   ________/S/ Richard R. Harshman____

                                                                                                                                                           Richard R. Harshman

                                                                                                                                            President and Chief Executive Officer

                                                                                                                                                       (Duly Authorized Officer)

                Date: May 16, 2005                                                                            By: _______/S/ Sam L. Henry________

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

Date: May 16, 2005

/s/    Richard R. Harshman

______________________________

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

Date: May 16, 2005

/s/    Sam L. Henry

________________________________________

Sam L. Henry

Senior Vice-President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Richard R. Harshman, the principal executive officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005

/s/    Richard R. Harshman

______________________________

Richard R. Harshaman

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Elamex, S.A. de C.V. (the “Company”) on Form 10-Q for the quarter ended on March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) and to which this certification is furnished as an exhibit, I, Sam L. Henry, the principal financial officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005

/s/    Sam L. Henry

________________________________________

Sam L. Henry

Senior Vice-President and Chief Financial Officer

