Form 10-Q
period 2005-06-30
ELAMEX SA DE CV
filed 2005-08-12
CIK 1009302

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

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
Yes ☐  No ☒

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of August 12, 2005 was:
7,502,561

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$2,072
Receivables:
Trade accounts receivable, net	7,666	9,609
Other receivables, net	336	512
	8,002	10,121

Inventories, net	10,695	8,797
Income taxes receivable from Accel	326	326
Other taxes receivable	29	15
Prepaid expenses	776	992
Total current assets	21,190	22,323

Property, plant and equipment, net	25,634	26,956
Goodwill, net	3,707	3,707
Deferred income taxes	621	621
Other assets, net	214	643
	$51,366	$54,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$6,365	$6,628
Note payable, guarantee of unconsolidated joint venture debt	-	1,700
Current portion of capital lease obligations	3,273	1,137
Accounts payable	5,657	7,546
Accrued expenses	5,300	6,251
Taxes payable	-	722
Current portion of deferred gain on sale-leaseback	184	184
Total current liabilities	20,779	24,168

Long-term debt, excluding current portion	1,385
Capital lease obligations, excluding current obligations	-	2,694
Deferred gain on sale-leaseback, excluding current portion	797	889
Excess of loss in investment and loans to unconsolidated joint venture	-	119
Total liabilities	22,961	27,870

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding common stock, 22,400,000 shares authorized, 8,323,161 issued and 7,502,561 outstanding	37,466	37,466
Deficit	(6,514)	(8,539)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	28,405	26,380
	$51,366	$54,250
See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Period Ended		Six Months Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net sales	$27,343	$23,402	$53,029	$43,182
Cost of sales	21,403	17,358	41,699	32,504
Gross profit	5,940	6,044	11,330	10,678

Operating expenses:
General and administrative	1,024	852	1,891	2,051
Provision for guarantee of unconsolidated joint venture	(1,700)		(1,700)
Selling	1,698	1,742	3,321	3,370
Distribution	2,576	2,549	5,014	4,712
Total operating expenses	3,598	5,143	8,526	10,133
Operating income	2,342	901	2,804	545

Other income (expense):
Interest expense	(200)	(526)	(389)	(1,046)
Other, net	(27)	(10)	212	(34)
Total other expense	(227)	(536)	(177)	(1,080)

Income (loss) before income taxes and equity in (income) losses of unconsolidated joint venture	2,115	365	2,627	(535)

Income tax provision	308	424	602	493

Income (loss) before equity in (income) losses of unconsolidated joint venture	1,807	(59)	2,025	(1,028)

Equity in (income) loss of unconsolidated joint venture	(144)	350	-	726

Net income (loss)	$1,951	$(409)	$2,025	$(1,754)

Net income (loss) per share, basic and diluted	$0.26	$(0.05)	$0.27	$(0.23)

Shares used to compute net Income (loss) per share, basic and diluted	7,502,561	7,502,561	7,502,561	7,502,561

See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	Six Months Period Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$2,025	$(1,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,450	1,607
Provision for doubtful trade accounts receivable	58	33
Goodwill impairment loss	-
Provision for excess and obsolete inventory	(105)	45
Equity in loss of unconsolidated affiliates	-	726
Permanent impairment on investment securities
Deferred income tax expense	-	317
Losses on disposal-impairment of property, plant and equipment	-
Provision reversal for guarantee of unconsolidated joint venture	(1,700)	-
Change in operating assets and liabilities:
Trade accounts receivable	1,885	(1,191)
Other receivables	176	335
Inventories	(1,793)	(2,057)
Refundable income taxes	(14)	182
Prepaid expenses	216	63
Other assets	429	243
Accounts payable	(1,889)	2,329
Accrued expenses	(1,047)	626
Taxes payable	(719)	(108)
Other liabilities	(92)	-
Net cash (used in) provided by operating activities	(1,120)	1,396

Cash flows from investing activities:
Purchase of property, plant and equipment	(154)	(774)
Investment in joint venture	-	(425)
Cash effects of deconsolidation of affiliates
Acquisition of Franklin, net of cash acquired
Proceeds from sale of certain Shelter operations
Net cash used in investing activities	(154)	(1,199)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt	2,180	-
Payments on notes payable and long term-debt	(1,058)	(533)
Principal repayments of capital lease obligations	(558)	(476)
Net cash provided by (used in) financing activities	564	(1,009)

Net decrease in cash and cash equivalents	(710)	(812)

Cash and cash equivalents, beginning of period	2,072	2,299
Cash and cash equivalents, end of period	$1,362	$1,487

See accompanying notes to the unaudited condensed consolidated financial statements

Elamex, S.A. de C.V. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the financial position as of June 30, 2005, the results of operations for the three and six months period ended June 30, 2005 and 2004 and cash flows for the six months period ended June 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. The results of operations for the three and six months period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

The following table summarizes information concerning currently outstanding and exercisable options:

Options	Exercise	Life in	Number	Stock Price
Outstanding	price	years	Exercisable	at Grant Date
7,500	$6.00	10	-	$5.35

The Company accounts for these plans under APB Opinion No. 25, under which compensation cost of $35 thousand and $70 thousand has been recognized for the three and six months period ended June 30, 2004, respectively. No expense has been recorded during 2005 and no additional compensation expense is anticipated in the future in connection with the remaining options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been adjusted to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) as reported	$1,951	$(409)	$2,025	$(1,754)

Stock based employee compensation expense included in reported net loss	-	35	-	70
Total stock-based employee compensation expense determined under fair value based method	-	(45)	-	(90)
Pro forma net Income (loss)	$1,951	$(419)	$2,025	$(1,774)
Income (loss) per share basic and diluted
As reported	$0.26	$(0.05)	$0.27	$(0.23)
Pro forma	$0.26	$(0.06)	$0.27	$(0.24)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company, has an option plan in its shares. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No pro forma compensation expense has been recorded in connection with this plan because analysis of these options using the Black-Scholes method indicates that the fair value of the options is zero.

(3)	Goodwill
The Company’s goodwill balance as of June 30, 2005 is $3.7 million and it is related to the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill during the first quarter of 2005 and determined that there was no impairment of goodwill to be recorded.

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
The following table presents net sales and net income (loss) by segment in thousands of U.S. dollars:

			Unallocated
		Real	Corporate
	Food	Estate	and other	Total
Three Months ended June 30, 2005
Net sales	$26,782	$561	$-	$27,343
Net income	635	139	1,177	1,951
Three Months ended June 30, 2004
Net sales	$22,863	$539	$-	$23,402
Net Income (loss)	968	(38)	(1,339)	(409)
Six Months ended June 30, 2005
Net sales	$51,871	$1,158	$-	$53,029
Net income	997	233	795	2,025
Six Months ended June 30, 2004
Net sales	$42,059	$1,123	$-	$43,182
Net income (loss)	602	(246)	(2,110)	(1,754)

(5)	Inventories
Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$2,495	$2,560
Packaging supplies	2,236	2,446
Work-in-process	356	386
Finished goods	6,065	3,967
Sub total	11,152	9,359
Less reserve for excess and obsolete inventory	(457)	(562)
Total	$10,695	$8,797

(6)	Foreign Currency
Included in “other, net” in the accompanying unaudited condensed consolidated statements of operations are foreign exchange losses of $27 thousand and $43 thousand for the three and six months period ended June 30, 2005, respectively, and losess of $25 thousand and $46 thousand for the three and six months ended June 30, 2004, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:
	June 30, 2005	December 31, 2004
Cash and cash equivalents	$-	$199
Other receivables	333	509
Prepaid expenses and refundable taxes	361	342
Other assets, net	4	4
Accounts payable	(523)	(309)
Accrued expenses and other liabilities	(706)	(1,231)
Net foreign currency position	$(531)	$(486)

(7)	Income Taxes
In accordance with SFAS No. 109, the Company has calculated taxes based on its operations subject to tax in Mexico, as well as its operations subject to tax in the U.S.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and six months period ended June 30, 2005 was approximately $308 thousand and $602 thousand, respectively, and for the three and six months period ended June 30, 2004 was approximately $262 thousand and $696 thousand, respectively.

(8)	Earnings per Share
Earnings per share (“EPS”), is computed in accordance with the Financial Accounting Standards Board’s Statement, (“SFAS”) No. 128, Earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted loss per share for each of the three and six months period ended June 30, 2005 and 2004 were 7,502,561.

(9)	Guarantees
1) Qualcore, the joint venture with GE de Mexico, entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $95 thousand and are guaranteed by Elamex and GE de Mexico. As of June 30, 2005 Qualcore was current on its rent payments and the Company reversed and accrual of $144 thousand that was recorded during the first quarter of 2005 for the contingent liability associated with the delinquent rental payments. It is probable that the Qualcore operations will cease in the third quarter of 2005 at which time the building will be most likely vacated. If Qualcore is unable to be released from its liability under the lease or cannot sublease the building at a price that will offset it’s lease payments obligations, the Company will have to recognize a liability for the fair value of the 50% of the remaining life of the lease agreement. Future rental payment cash outlays approximate $4.4 million as of June 30, 2005.

2) Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant in 2001. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. Guarantors included Elamex S.A de C.V. and GE Mexico, S.A. de C.V.

The guarantors are defined as primary obligors and guarantee the amounts as follows:
For Tranche A of $981 thousand.
a.	Elamex - 100%
b.	GE Mexico - 49.9%
Both parties are liable jointly and severally up to 49.9%.

For Tranche B of $2.4 million.
a.	Elamex - 50.1%
b.	GE Mexico 49.9%
The guarantors’ liability under Tranche B is several, but not joint.

On January 1, 2005 the bank executed a forbearance agreement with Qualcore. The forbearance agreement provides Qualcore with a period of 120 days in which the bank will not issue a demand for payment of any or all of the outstanding debt. However, the bank did not waive the existing default. Should Qualcore not be able to make the payments within the forbearance period, the bank will require the guarantors to pay the debt. As of April 30, 2005 the forbearance agreement expired and Qualcore is in a negotiation process with the bank to liquidate the debt via repurchase of the notes by a third party.

The total bank debt was approximately $3.4 million and Qualcore was in default under the loan agreement and in the fourth quarter of 2004, the Company recorded a liability of $1.7 million in recognition of the probability that it would have been obligated to perform under this guarantee.

As of June 15, 2005 GE Mexico purchased bank loan debt at a discounted price of approximately $2.5 million, and Wells Fargo released guarantors; therefore the Company reversed to income the liability of $1.7 million, recorded in fourth quarter of 2004. Qualcore will pay GE with the proceeds of the sale of certain assets to a Qualcore customer.

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

Candy manufacturing is conducted in a dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico. Nut packaging is conducted in Franklin’s approximately 185,000 square foot packaging plant in El Paso, Texas. Additionally, Franklin, through its Sunrise Confections Division, offers both contract manufacturing and shelter services for U.S. candy companies who market the candy produced in Franklin’s candy manufacturing plant. Franklin distributes its products through mass merchandisers, grocery retailers, drug store chains, wholesalers, national and regional food service companies, large U.S. food products companies and U.S. based candy and confection companies.

Real Estate segment
The Real Estate segment, formerly Shelter Services Segment, is now dedicated to lease industrial buildings to third parties in Mexico. In July 2003 Elamex sold certain shelter operations and the Shelter services were limited to the Franklin affiliate. In January 1, 2005 the Shelter services rendered to Franklin were reclassified to the Food segment.

Results of Operations
Management’s discussion and analysis is based on the results of operations by segment as presented in the following table:

			Unallocated
		Real	Corporate
	Food	Estate	and other	Total
Three months ended June 30, 2005
Net sales	$26,782	$561	$-	$27,343
Gross profit	5,729	211	-	5,940
Operating expenses (recovery)	4,880	27	(1,309)	3,598
Other expense	(209)	(15)	(3)	(227)
Net income	635	139	1,177	1,951
Three months ended June 30, 2004
Net sales	$22,863	$539	$-	$23,402
Gross profit	5,836	208	-	6,044
Operating expenses	4,319	100	724	5,143
Other (expense) income	(537)	10	(9)	(536)
Net income (loss)	968	(38)	(1,339)	(409)
Six months ended June 30, 2005
Net sales	$51,871	$1,158	$-	$53,029
Gross profit	10,862	468	-	11,330
Operating expenses	9,458	63	(995)	8,526
Other income (expense)	(402)	(28)	253	(177)
Net income	997	233	795	2,025
Six months ended June 30, 2004
Net sales	$42,059	$1,123	$-	$43,182
Gross profit	10,230	448	-	10,678
Operating expenses	8,545	231	1,357	10,133
Other (expense) income	(1,071)	(15)	6	(1,080)
Net income (loss)	602	(246)	(2,110)	(1,754)

Net sales
Net sales for the three months ended June 30, 2005 increased $3.9 million, or 16.8%, to $27.3 million, from $23.4 million for the comparable period in 2004. Net sales for the six months ended June 30, 2005 increased $9.8 million, or 22.8%, to $53.0 million, from $43.2 million for the comparable period in 2004.

Net sales increases for the food segment were primarily the result of increased sales volume and price increases on nutmeat products. The cost of most nuts in the Company’s sales mix increased substantially during the period. As is common in the industry, the Company increases or decreases selling prices in response to changes in commodity costs. As described below, the changes are neither proportional nor contemporaneous.

Gross profit
Gross profit for the three months ended June 30, 2005 was $5.9 million or 21.7% of net sales, compared to $6.0 million or 25.8% of net sales for the same period of the prior year. Gross profit for the six months ended June 30, 2005 was $11.3 million or 21.4% of net sales, compared to $10.7 million or 24.7% of net sales for the same period of the prior year.

Gross profit for the Food segment for the three months ended June 30, 2005 decreased $107 thousand, or 1.8%, to $5.7 million from $5.8 in the second quarter of the prior year. As a percentage of net sales, the gross profit margin decreased to 21.4% in second quarter 2005 from 25.5% in second quarter 2004. Gross profit for the six months ended June 30, 2005 increased $632 thousand, or 6.2%, to $10.9 million from $10.2 in the same period of the prior year. As a percentage of net sales, the gross profit margin decreased to 20.9% in the first half of 2005 from 24.3% in the comparable period of 2004. The increase in the amount of gross profit for the first half of 2005 is primarily attributable to the increase in sales. The decline in the gross profit margin, and gross profit as a percent of net sales for the second quarter of 2005 is due to multiple factors.

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

Changes in the classification of certain costs increased cost of goods sold for candy products, with an offsetting decrease in interest expense. This change was caused by the termination of an agreement to purchase the candy production plant, which resulted in the accounting recognition of a termination of a capitalized lease in the third quarter of 2004 and the commencement of recognition of rent expense as a manufacturing cost. This accounting change had little overall effect on total company expenses.

Partially offsetting the cost increases described above, cost of goods sold for candy products was favorably impacted by year over year increases in production volume.

Operating expenses
Operating expenses were $3.6 million for the three months ended June 30, 2005, compared to $5.1 million, for the same period of the prior year. Operating expenses were $8.5 million for the six months ended June 30, 2005, compared to $10.1 million, for the same period of the prior year.

Operating expenses for Food segment for the three months ended June 30, 2005 were $4.9 million or 18.2% of Food segment net sales compared to $4.3 million or 18.9% of sales for the same period in the prior year. Operating expenses for the six months ended June 30, 2005 were $9.5 million or 18.2% of Food segment net sales compared to $8.5 million or 20.3% of sales for the same period in the prior year. Operating expenses decreased as percentage of Food segment net sales in both the second quarter and first half of 2005, primarily due to increases in sales volume. Also, during the second quarter of 2004 a contingency accrual of $430 thousand recorded in 2003 was reversed to income. The increase in sales volume without a corresponding increase in costs, was the primary cause for the percentage decrease. Administrative expenses increased approximately $561 thousand for the second quarter of 2005 and $913 thousand for the first half of 2005, primarily due to the $430 thousand accrual reversal and increases in salaries and consulting fees. Distribution expenses increased approximately $302 thousand for the first half of 2005, primarily due to increases in sales volume and to fuel cost increases.

Operating expenses for Corporate for the three months ended June 30, 2005 decreased to a negative $1.3 million from $724 thousand for the same period in the prior year. Operating expenses for the six months ended June 30, 2005 decreased to a negative $995 thousand from $1.4 million for the same period in the prior year. The decrease was primarily due to the reversal of a liability of $1.7 million recorded in the fourth quarter of 2004 in connection with Qualcore’s bank loan guarantee. There was also a decrease in administrative expenses due to a decrease in consulting and legal fees and the forfeiture of stock options due to the termination in the fourth quarter of 2004 of a corporate executive.

Other income (expense)
Other expense for the three months ended June 30, 2005 was $227 thousand, compared to $536 thousand for the same period of the prior year. Other expense for the six months ended June 30, 2005 was $177 thousand, compared to $1.1 million for the same period of the prior year.

Other expense for Food segment for the three months ended June 30, 2005 was $209 thousand compared to $537 thousand for the same period in the prior year. Other expense for the six months ended June 30, 2005 was $402 thousand compared to $1.1 million for the same period in the prior year. The decrease was primarily due to the decrease in interest expense of approximately $316 and $640 for the second quarter and first half of 2005, respectively, mostly due to the change of a capital lease to an operating lease.

Other expense for Corporate for the three months ended June 30, 2005 was $3 thousand compared to $9 thousand for the same period in the prior year. Other income for the six months ended June 30, 2005 was $253 thousand compared to $6 thousand for the same period in the prior year. During the first quarter of 2005 a contingency accrual of $125 thousand was reversed to income as a result of the successful resolution of a contingency for which an accrual was recorded in during 2004 and approximately $117 thousand were due to the collection of 2003 payroll taxes in connection with a successful resolution.

Taxes
The tax provision for the three months ended June 30, 2005 was $308 thousand compared to $424 thousand for the same period in the prior year. The tax provision for the six months ended June 30, 2005 was $602 thousand compared to $493 thousand for the same period in the prior year.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxes comparing the current income tax calculation and the four year old asset tax calculation increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and six months ended June 30, 2005 was approximately $308 thousand and $602 thousand, respectively, and for the three and six months ended June 30, 2004 was approximately $262 thousand and $696 thousand, respectively.

Goodwill
The Company’s net goodwill balance as of June 30, 2005 is $3.7 million, and it is related to the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of the Franklin goodwill during the first quarter of 2005 and determined that there was no impairment of goodwill to be recorded.

Net income (loss) and income (loss) per share
Net income for the three months ended June 30, 2005 was $2.0 million compared to a net loss of $409 thousand for the same period of 2004. For the three months ended June 30, 2005 basic and diluted net income per share was $0.26, compared to a net loss of $0.05 for the same period of the prior year. Net income for the six months ended June 30, 2005 was $2.0 million compared to a net loss of $1.8 million for the same period of 2004. For the six months ended June 30, 2005 basic and diluted net income per share was $0.27, compared to a net loss of $0.23 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three and six months ended June 30, 2005 and 2004 were 7,502,561.

Liquidity and Capital Resources
The Company’s working capital (defined as current assets minus current liabilities) as of June 30, 2005 was $411 thousand compared to a negative $1.8 million as of December 31, 2004. The increase in working capital was primarily due to the reversal of Qualcore’s bank debt guarantee of $1.7 million, and the reclassification of $1.4 million from notes payable to long-term debt in connection with the renewal of a bank term loan relating to the El Paso, Texas plant and administrative offices of approximately $1.7 million.

For the six months ended June 30, 2005 the net cash used in operating activities was approximately $1.1 million.

Net cash used in investing activities was approximately $154 thousand for the six months ended June 30, 2005, due to the acquisition of equipment.

Net cash provided by financing activities was $564 thousand for the six months ended June 30, 2005 primarily due to an increase in the use of the line of credit.

The available cash for the period ended June 30, 2005 and 2004 was $1.4 million and $1.5 million, respectively.

We anticipate that with existing working capital and balances in cash and funds available under our revolving credit facility will be sufficient to fund operating expenses, debt obligations and capital commitments. The Company has commitments on capital expenditures for the third quarter of 2005 of approximately $450 thousand. The Company also has certain buildings available for sale or additional borrowing, should this be necessary.

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
Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican Peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The current Company’s monetary position is a liability of $531 thousand and devaluation of 10% would result in a translation gain of $48 thousand.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $7.8 million at June 30, 2005, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0 % increase in interest rates would result in a $78 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

Item 4.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the “Exchange Act”) as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company’s fiscal quarter ended June 30, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

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

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit Number	Description
1.	Exhibits
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.	Reports on Form 8-K during the six months ended June 30, 2005.

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

A Form 8-K was filed on May 17, 2005, under item 9, incorporating by the Company’s press release dated May 16, 2005, announcing its financial results for the first quarter ended March 31, 2005 and certain other information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELAMEX, S.A. de C.V.

Date: August 12, 2005	By:	/S/ Richard R. Harshman
Richard R. Harshman
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2005	By:	S/ Sam L. Henry
Sam L. Henry
Senior Vice- President and Chief Financial Officer
(Duly Authorized Officer)