Form 10-Q
period 2005-09-30
ELAMEX SA DE CV
filed 2005-11-14
CIK 1009302

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes☐ No ☒

The number of shares of Class I Common Stock, no par value of the Registrant outstanding as of November 11, 2005 was:
7,502,561

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and September 30, 2004 and the Nine Months ended September 30, 2005 and September 30, 2004	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)
	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,291	$2,072
Receivables:
Trade accounts receivable, net	8,939	9,609
Other receivables, net	496	512
	9,435	10,121

Inventories, net	11,799	8,797
Income taxes receivable from Accel	326	326
Other taxes receivable	28	15
Prepaid expenses	692	992
Total current assets	23,571	22,323

Property, plant and equipment, net	25,188	26,956
Goodwill, net	3,707	3,707
Deferred income taxes	621	621
Other assets, net	130	643
	$53,217	$54,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$7,017	$6,628
Guarantee of unconsolidated joint venture	400	1,700
Current portion of capital lease obligations	2,987	1,137
Accounts payable	7,372	7,546
Accrued expenses	5,382	6,251
Taxes payable	3	722
Current portion of deferred gain on sale-leaseback	184	184
Total current liabilities	23,345	24,168

Long-term debt, excluding current portion	1,368
Guarantee of unconsolidated joint venture	1,600
Capital lease obligations, excluding current portion		2,694
Deferred gain on sale-leaseback, excluding current portion	751	889
Excess of loss in investment and loans to unconsolidated joint venture		119
Total liabilities	27,064	27,870
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding
Common stock, 22,400,000 shares authorized, 8,323,161 issued and 7,502,561 outstanding	37,466	37,466
Accumulated deficit	(8,766)	(8,539)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	26,153	26,380
	$53,217	$54,250
See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net sales	$27,956	$25,051	$80,985	$68,233
Cost of sales	22,099	19,039	63,798	51,543
Gross profit	5,857	6,012	17,187	16,690

Operating expenses:
General and administrative	1,088	968	2,979	3,019
Provision for guarantee of unconsolidated joint venture debt	2,000	-	300	-
Selling	1,668	1,611	4,989	4,981
Distribution	2,792	2,832	7,806	7,544
Total operating expenses	7,548	5,411	16,074	15,544
Operating (loss) income	(1,691)	601	1,113	1,146

Other income (expenses):
Interest expense	(244)	(900)	(633)	(1,946)
Other (expenses) income, net	(5)	(2)	207	(36)
Total other expenses	(249)	(902)	(426)	(1,982)

(Loss) income before income taxes and equity in losses of unconsolidated joint venture	(1,940)	(301)	687	(836)

Income tax provision	312	432	914	925

Loss before equity in losses of unconsolidated joint venture	(2,252)	(733)	(227)	(1,761)

Equity in losses of unconsolidated joint venture	-	226	-	952
Net loss	$(2,252)	$(959)	$(227)	$(2,713)

Net loss per share, basic and diluted	$(0.30)	$(0.13)	$(0.03)	$(0.36)

Shares used to compute net loss per share, basic and diluted	7,502,561	7,502,561	7,502,561	7,502,561
See accompanying notes to the unaudited condensed consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)
	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(227)	$(2,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,152	2,414
Provision for doubtful trade accounts receivable	23	33
Provision for excess and obsolete inventory	55	45
Equity in loss of unconsolidated affiliates	-	952
Gain on sale of fixed assets	-
Deferred income tax expense	-	204
Provision for guarantee of unconsolidated joint venture	300
Change in operating assets and liabilities:
Trade accounts receivable	647	(3,010)
Other receivables	16	459
Inventories	(3,057)	(2,571)
Refundable income taxes	(13)	174
Prepaid expenses	300	150
Other assets	513	363
Accounts payable	(174)	3,680
Accrued expenses	(962)	1,378
Taxes payable	(719)	(108)
Other liabilities	(138)
Net cash (used in) provided by operating activities	(1,284)	1,450

Cash flows from investing activities:
Purchase of property, plant and equipment	(487)	(893)
Proceeds from sale of assets	77
Investment in joint venture	-	(425)
Net cash used in investing activities	(410)	(1,318)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt	2,917
Payments on notes payable and long term-debt	(1,160)	(369)
Principal repayments of capital lease obligations	(844)	(760)
Net cash provided by (used in) financing activities	913	(1,129)

Net decrease in cash and cash equivalents	(781)	(997)

Cash and cash equivalents, beginning of period	2,072	2,299
Cash and cash equivalents, end of period	$1,291	$1,302

See accompanying notes to the unaudited condensed consolidated financial statements

Elamex, S.A. de C.V. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(In Thousands of U.S. Dollars, except per share data)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments unless otherwise stated) necessary for a fair presentation of the consolidated financial position as of September 30, 2005, the consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. The results of consolidated operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

(2)	Stock Option Plan
On April 19, 2002, the shareholders approved the issuance of up to 850,000 Elamex stock options and authorized the Board of Directors to establish the terms and conditions of the grant of the stock options.

On July 19, 2002, the Board of Directors of the Company granted 200,000 stock options at $2.00 per share and 70,730 stock options at $6.00 per share. During the third quarter of 2004, 200,000 stock options were forfeited due to the termination of a senior executive. During 2003, 63,230 options were forfeited due to the resignation of certain executives.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding	Exercise price	Life in years	Number Exercisable	Stock Price at Grant Date
7,500	$6.00	10	-	$5.35

The Company accounts for these plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, under which the Company recorded a reversal of stock based compensation expense associated with forfeited unvested options of $112 thousand for the quarter ended September 30, 2004 and $42 thousand for the nine months ended September 30, 2004. No expense has been recorded during 2005 and no additional compensation expense is anticipated in the future in connection with the remaining options. Had compensation cost for these plans been determined consistent with Financial Accounting Standards Board Statement (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share would have been adjusted to the following pro forma amounts:

	(In Thousands of U. S. Dollars, Except per Share Data)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss as reported	$(2,252)	$(959)	$(227)	$(2,713)
Stock based employee compensation benefit included in reported net loss income		(112)		(42)
Total stock-based employee compensation expense determined under fair value based method		136		46
Pro forma net loss	$(2,252)	$(935)	$(227)	$(2,709)

Loss per share Basic and Diluted
As reported	$(0.30)	$(0.13)	$(0.03)	$(0.36)
Pro forma	(0.30)	(0.12)	(0.03)	(0.36)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of five years and expected volatility of 61%.

In addition to the above, Franklin Holdings LLC and subsidiaries (“Frankin”), a subsidiary of the Company, has a stock option plan. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No pro forma compensation expense has been recorded in connection with this plan because the fair value of these options using the Black-Scholes model is zero.

(3)	Goodwill
The goodwill recorded by the Company as of September 30, 2005 is $3.7 million and it is related to the acquisition of Franklin in the third quarter of 2002. The Company completed its annual impairment test of its goodwill during the first quarter of 2005 and determined that there was no impairment of goodwill to be recorded.

(4)	Segment Information
The Company’s reportable segments are 1) Food, and 2) Real Estate.

The Food segment, Franklin, operates a retail and foodservice nut processing and packaging facility located in El Paso, Texas, and a candy manufacturing and packaging facility in Juarez, Mexico.

The Real Estate segment, formerly the Shelter Services segment, leases industrial buildings to third parties located in Mexico.

The accounting policies for the segments are the same as for Elamex taken as a whole. Corporate expenses are not allocated to any of the segments and are presented separately.

The following table presents net sales and net income (loss) by segment in thousands of U.S. dollars:

	Food	Real Estate	Unallocated Corporate and other	Total
Three months ended September 30, 2005
Net sales	$27,373	$583	$-	$27,956
Net income (loss)	295	68	(2,615)	(2,252)
Three months ended September 30, 2004
Net sales	$24,495	$556	$-	$25,051
Net (loss) income	(92)	91	(958)	(959)
Nine months ended September 30, 2005
Net sales	$79,244	$1,741	$-	$80,985
Net income (loss)	1,292	301	(1,820)	(227)
Nine months ended September 30, 2004
Net sales	$66,554	$1,679	$-	$68,233
Net income (loss)	510	(155)	(3,068)	(2,713)

(5)	Inventories
Inventories consist of the following:

	(In Thousands of U.S. Dollars)
	September 30, 2005	December 31, 2004
Raw materials	$3,362	$2,560
Packaging supplies	2,152	2,446
Work-in-process	420	386
Finished goods	6,347	3,967
Sub total	12,281	9,359

Less allowance for excess and obsolete inventory	(482)	(562)
Total	$11,799	$8,797

(6)	Foreign Currency
Included in “other, net” in the accompanying unaudited condensed consolidated statements of operations are foreign exchange losses of $5 thousand and $48 thousand for the three and nine month periods ended September 30, 2005, respectively, and losses of $3 thousand and $49 thousand for the three and nine month periods ended September 30, 2004, respectively.

Assets and liabilities denominated in Mexican pesos are summarized as follows:

	(In Thousands of U.S. Dollars)
	September 30, 2005	December 31, 2004
Cash and cash equivalents	$-	$199
Other receivables	360	509
Prepaid expenses and refundable taxes	355	342
Other assets, net	4	4
Accounts payable	(293)	(309)
Accrued expenses and other liabilities	(670)	(1,231)
Net Mexican peso position	$(244)	$(486)

(7)	Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company has calculated taxes based on its operations subject to tax in Mexico, as well as its operations subject to tax in the United States of America.

The Company’s Mexican subsidiaries are required to pay an alternative minimum asset tax if the asset tax calculation is greater than current income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxable basis comparing the current income tax obligation and the four year old asset tax amount increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and nine months period ended September 30, 2005 was approximately $312 thousand and $914 thousand, respectively, and for the three and nine month periods ended September 30, 2004 was approximately $518 thousand and $1.2 million, respectively.

(8)	Earnings per Share
Earnings per share (“EPS”), is computed in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and it is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. The average number of shares used to calculate basic and diluted loss per share for each of the three and nine months period ended September 30, 2005 and 2004 were 7,502,561.

(9)	Guarantees
1) Qualcore, the Company’s joint venture with GE de Mexico, S.A. de C.V. (“GE de Mexico”) entered into a 12-year lease agreement beginning January 2001 for the building that it occupies in Celaya Mexico. The monthly lease payments are approximately $95 thousand and are guaranteed by Elamex and GE de Mexico. As of June 30, 2005 Qualcore was current on its rent payments and the Company reversed an accrual of $144 thousand that was recorded during the first quarter of 2005 for the contingent liability associated with the delinquent rental payments. Qualcore operations have ceased in the third quarter of 2005 and the building is being vacated, and the Company and GE are currently pursuing negotiations with the lessor with the purpose of reaching a settlement agreement for the lease. The Company has recognized a liability of $2.0 million for the fair value of the 50.1% of the remaining life of the lease agreement.

2) Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant in 2001. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. Both Elamex and GE Mexico were included as guarantors of Qualcore’s note payable.

In the note payable agreement, the guarantors are defined as the primary obligors and guarantee the amounts owed by Qualcore as follows:
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

The maximum liability exposure of Elamex in connection with the bank debt was considered to be 50.1% of the note balance outstanding. As of December 31, 2004 Elamex recorded a liability of $1.7 million in recognition of the probability that it would have been obligated to perform under this guarantee.

As of April 30, the forbearance agreement expired and Qualcore was in a negotiation process with the bank to liquidate the debt via repurchase of the notes by a third party. As of June 15, 2005 Qualcore paid the bank loan debt at a discounted price of approximately $2.5 million with the proceeds of equipment sold, and Wells Fargo released the guarantors from their obligation no perform; therefore in the second quarter of 2005 the Company reversed to income the liability of $1.7 million, recorded in the fourth quarter of 2004. Qualcore will pay GE with the proceeds of the sale of certain assets to a Qualcore customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company reports and analyzes its operations based on the markets the Company serves. The Company’s reportable segments are 1) Food, and 2) Real Estate, formerly Shelter Services.

Food Segment
The Food segment is the Franklin business, a general line candy manufacturer and a retail/food service nut packing and processing company, located in El Paso, Texas and a candy manufacturing and packaging facility located in Juarez, Mexico. This business was acquired in July 2002.

Candy manufacturing is conducted in a dedicated candy manufacturing plant of approximately 180,000 square feet located in Juarez, Mexico. Nut packaging is conducted in Franklin’s approximately 185,000 square foot packaging plant in El Paso, Texas. Additionally, Franklin, through its Sunrise Confections Division, offers both contract manufacturing and shelter services for U.S. candy companies who market the candy produced in Franklin’s candy manufacturing plant. Franklin distributes its products through mass merchandisers, grocery retailers, drug store chains, wholesalers, national and regional food service companies, large U.S. food production companies and U.S. based candy and confection companies.

Real Estate Segment
The Real Estate segment, formerly the Shelter Services segment, is dedicated to leasing industrial buildings to third parties in Mexico. In July 2003 Elamex sold certain shelter operations and limited its Shelter services to assisting its Franklin affiliate. In January 1, 2005 the Shelter services rendered to Franklin were reclassified to the Food segment.

Results of Operations

Management’s discussion and analysis is based on the results of operations by reportable segment as presented in the following table:

	Food	Real Estate	Unallocated Corporate and other	Total
Three months ended September 30, 2005
Net sales	$27,373	$583	$-	$27,956
Gross profit	5,618	239		5,857
Operating expenses	5,074	90	2,384	7,548
Other (expenses) income	(247)	(6)	4	(249)
Net income (loss)	295	68	(2,615)	(2,252)
Three months ended September 30, 2004
Net sales	$24,495	$556	$-	$25,051
Gross profit	5,786	226		6,012
Operating expenses	4,987	70	354	5,411
Other expenses	(891)	(9)	(2)	(902)
Net (loss) income	(92)	91	(958)	(959)
Nine months ended September 30, 2005
Net sales	$79,244	$1,741	$-	$80,985
Gross profit	16,480	707		17,187
Operating expenses	14,532	153	1,389	16,074
Other (expenses) income	(649)	(34)	257	(426)
Net income (loss)	1,292	301	(1,820)	(227)
Nine months ended September 30, 2004
Net sales	$66,554	$1,679	$-	$68,233
Gross profit	16,016	674		16,690
Operating expenses	13,532	301	1,711	15,544
Other (expenses) income	(1,962)	(24)	4	(1,982)
Net income (loss)	510	(155)	(3,068)	(2,713)

Net sales
Net sales for the three months ended September 30, 2005 increased $2.9 million, or 11.6%, to $28.0 million, from $25.1 million for the comparable period in 2004. Net sales for the nine months ended September 30, 2005 increased $12.8 million, or 18.7%, to $81.0 million, from $68.2 million for the comparable period in 2004.

For the three months, the increase in net sales for the Food segment was primarily the result of increased sales to customers in the commercial food service class of trade. Those increases were the result of increases in volume and price for nutmeat products. The cost of most nuts in the Company’s sales mix increased during the period. As is common in the industry, the Company increases or decreases sales prices in response to changes in commodity costs. As described below, the changes are neither proportional nor contemporaneous.

For the nine months, the increase in net sales for the Food segment was the result of increased sales to customers in the commercial food service and retail classes of trade. More than half of the increase was from nut products sold to food service customers, with increases to retail customers making up most of the remainder. Prices to retail customers generally do not fluctuate with short term changes in commodity prices.

Gross profit
Gross profit for the three months ended September 30, 2005 was $5.9 million or 21.0% of net sales, compared to $6.0 million or 24.0% of net sales for the same period of the prior year. Gross profit for the nine months ended September 30, 2005 was $17.2 million or 21.2% of net sales, compared to $16.7 million or 24.5% of net sales for the same period of the prior year.

Gross profit for the Food segment for the three months ended September 30, 2005 decreased $168 thousand, or 2.9%, to $5.6 million from $5.8 in the third quarter of the prior year. As a percentage of net sales, the gross profit margin decreased to 20.5% in third quarter 2005 from 23.6% in third quarter 2004. Gross profit for the nine months ended September 30, 2005 increased $464 thousand, or 2.9%, to $16.5 million from $16.0 in the same period of the prior year. As a percentage of net sales, the gross profit margin decreased to 20.8% for the nine months ended September 30, 2005 from 24.1% in the comparable period of 2004.

The $168 thousand decrease in gross profit for the three months would have been an increase of about $200 thousand if it were not for the change of the candy plant lease that occurred late in the third quarter of 2004. Through that date, the lease was accounted for as a capital lease and most of the lease payments were classified as interest expense. Thereafter, for the reasons described below, the lease was accounted as an operating lease and the lease payments were included in cost of goods sold.
The increase in the amount of gross profit for the nine months of 2005 is primarily attributable to the increase in sales. The declines in gross profit as a percent of net sales for the quarter and year-to-date are due to multiple factors.

First addressing the sale of nut products, a primary cause of the change in margins is the impact of market forces on the selling prices of nut products during periods of marked increases in commodity costs. Additionally, terms of customer sales agreements often require a notice period before a change in pricing can be affected. Changes in sales prices are not necessarily proportional to changes in commodity costs, and the timing of price changes is generally delayed in comparison to changes in the prices of the commodity. Changes in the mix of products sold also affect gross profit margins.

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

The cost of some materials, including the cost of freight-in, increased in the quarter and the year. The Company’s limited ability to recover those costs through price increases adversely affects gross profit margins. Partially offsetting the costs increases described above, cost of goods sold for candy products was favorably impacted by year over year increases in production volume.

Operating expenses
Operating expenses were $7.5 million for the three months ended September 30, 2005, compared to $5.4 million, for the same period of the prior year. Operating expenses were $16.1 million for the nine months ended September 30, 2005, compared to $15.5 million, for the same period of the prior year.

The Food segment’s operating expenses for the three months ended September 30, 2005 were $5.1 million or 18.5% of the Food segment’s net sales compared to $5.0 million or 20.4% of sales for the same period in the prior year. Operating expenses for the nine months ended September 30, 2005 were $14.5 million or 18.3% of the Food segment’s net sales compared to $13.5 million or 20.3% of sales for the same period in the prior year. Operating expenses decreased as a percentage of the Food segment’s net sales in both the third quarter and for the nine months ended September 30, 2005, primarily due to increases in sales volume. The increase in sales volume without a corresponding increase in costs, was the primary cause for the percentage decrease. Administrative expenses increased approximately $730 thousand for the nine months ended September 30, 2005, primarily due to a contingency accrual of $430 thousand recorded in 2003 and reversed during the second quarter of 2004 and increases in overhead salaries and consulting fees. Distribution expenses increased approximately $262 thousand for the nine months ended September 30, 2005, primarily due to increases in sales volume and to fuel cost increases.

Operating expenses for Corporate for the three months ended September 30, 2005 increased to $2.4 million from $354 thousand for the same period in the prior year. The increase was primarily due to the recognition of a contingency liability of $2.0 million in connection with Qualcore’s lease agreement. Operating expenses for the nine months ended September 30, 2005 decreased to $1.4 million from $1.7 million for the same period in the prior year. The decrease was primarily due to the net effect of (1) a decrease in administrative expenses of approximately $616 thousand resulting from a decrease in consulting and legal fees, (2) the forfeiture of stock options caused by the termination in the fourth quarter of 2004 of a corporate executive, (3) the reversal of a $1.7 million liability in the second quarter of 2005 that had been recorded in the fourth quarter of 2004 in connection with Qualcore’s bank loan guarantee, (4) recognition in September 2005 of a $2.0 million charge against earnings in connection with the guarantee of Qualcore’s lease obligations.

Other income (expenses)
Other expenses for the three months ended September 30, 2005 were $249 thousand, compared to $902 thousand for the same period of the prior year. Other expense for the nine months ended September 30, 2005 were $426 thousand, compared to $2 million for the same period of the prior year.

Other expenses for the Food segment for the three months ended September 30, 2005 were $247 thousand compared to $891 thousand for the same period in the prior year. Other expense for the nine months ended September 30, 2005 were $649 thousand compared to $2 million for the same period in the prior year. The decrease was primarily due to a decrease in interest expense due to a reclassification of a capital lease to an operating lease during the third quarter of 2004, the impact was approximately $1.3 million for the nine months ended September 30.

Other income for Corporate for the three months ended September 30, 2005 was $4 thousand compared to other expenses of $2 thousand for the same period in the prior year. Other income for the nine months ended September 30, 2005 was $257 thousand compared to $4 thousand for the same period in the prior year. During the first quarter of 2005 a contingency accrual of $125 thousand was reversed to income as a result of the successful resolution of a contingency for which an accrual was recorded in 2004 and approximately $117 thousand were due to the collection of 2003 payroll taxes in connection with a successful resolution.

Taxes
The tax provision for the three months ended September 30, 2005 was $312 thousand compared to $432 thousand for the same period in the prior year. The tax provision for the nine months ended September 30, 2005 was $914 thousand compared to $925 thousand for the same period in the prior year.

The Company’s Mexican subsidiaries are each required to pay an alternative minimum asset tax if the asset tax calculation is greater than income tax expense for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carried forward for up to 10 years as credits against future income taxes. Before any asset tax carryforwards can be applied, all net operating losses must first be utilized. Mexican companies have the option to defer the asset tax four years forward and determine the higher of the taxable basis comparing the current income tax obligation and the four year old asset tax amount increased by the effects of inflation. Some of the Company’s subsidiaries have elected this option. The total asset tax expense for the Company’s subsidiaries for the three and nine months period ended September 30, 2005 was approximately $312 thousand and $914 thousand, respectively, and for the three and nine month periods ended September 30, 2004 was approximately $518 thousand and $1.2 million, respectively.

Net loss and loss per share
Net loss for the three months ended September 30, 2005 was $2.3 million compared to $959 thousand for the same period of 2004. For the three months ended September 30, 2005 basic and diluted net loss per share was $0.30, compared to $0.13 for the same period of the prior year. Net loss for the nine months ended September 30, 2005 was $227 thousand compared to $2.7 million for the same period of 2004. For the nine months ended September 30, 2005 basic and diluted net loss per share was $0.03, compared to a net loss of $0.36 for the same period of the prior year. The weighted average number of shares used to calculate basic and diluted net loss per share for the three and nine months ended September 30, 2005 and 2004 were 7,502,561.

Liquidity and Capital Resources
The Company’s working capital (defined as current assets minus current liabilities) as of September 30, 2005 was $226 thousand compared to a deficit balance of $1.8 million as of December 31, 2004. The increase in working capital was primarily due to the $1.7 million reversal of the accrual for Qualcore’s bank debt guarantee.

For the nine months ended September 30, 2005, net cash used in operating activities was approximately $1.3 million.

Net cash used in investing activities was approximately $410 thousand for the nine months ended September 30, 2005, primarily due to the acquisition of equipment.

Net cash provided by financing activities was $913 thousand for the nine months ended September 30, 2005 primarily due to an increase in the use of the line of credit to support sales growth.

The available cash for the period ended September 30, 2005 and 2004 was $1.3 million, respectively.

We believe that with our existing working capital, and cash balances and the funds available under our revolving credit facility will be sufficient to fund operating expenses, debt obligations and capital commitments. The Company has commitments for capital expenditures for the fourth quarter of 2005 of approximately $300 thousand. The Company also has certain buildings available for sale or additional borrowing capability, should such financing become necessary.

On April 30, 2005, Franklin’s line of credit facility was renewed for an additional year. To support sales growth, the line was increased from $7 million to $9 million in connection with the renewal and continues to be subject to the same collateral limitations on eligible trade receivables and inventory.

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
Elamex's functional currency is the U.S. dollar and it is exposed to the risk of currency fluctuations of the Mexican Peso against the U.S. dollar. Elamex's currency fluctuation risk management objective is to limit the impact of currency fluctuations. Elamex has adopted a policy of not engaging in futures contracts with the purpose of hedging U.S. dollar/Mexican peso revenues or costs, with the exception of regular treasury operations to cover operating requirements for up to thirty days. The Company’s current monetary position is a liability of $244 thousand and devaluation of 10% would result in a translation gain of $22 thousand.

Elamex and certain of its subsidiaries are exposed to some market risk due to the floating interest rate under its revolving lines of credit, notes payable and long-term debt. Floating-rate obligations aggregated $8.1 million at September 30, 2005, inclusive of amounts borrowed under short-term and long-term credit facilities. A 1.0% increase in interest rates would result in a $81 thousand annual increase in interest expense on the existing principal balance. The Company has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under its borrowings.

Item 4.	Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-1(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) (the “Exchange Act”) as of the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. During the Company’s fiscal quarter ended September 30, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See the certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Report.

PART II
OTHER INFORMATION

Item 1.	Legal proceedings
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
The Company intends to provide periodic reports pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. It expects that its annual reports will be filed on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or equivalent forms, following the customary filing deadlines; however, as a foreign private issuer, it is entitled to report on Form 20-F and Form 6-K and hereby reserves all of its rights to use such forms or their equivalent as permitted for such an issuer under applicable laws, rules and regulations..

Item 6.	Exhibits

	Exhibit Number	Description
1.	Exhibits
	31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELAMEX, S.A. de C.V.

Date: November 14, 2005	By:	/S/ Richard R. Harshman
Richard R. Harshman
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2005	By:	/S/ Sam L. Henry
Sam L. Henry
Senior Vice- President and Chief Financial Officer
(Duly Authorized Officer)