Form 10-K/A
period 2004-12-31
ELAMEX SA DE CV
filed 2005-12-09
CIK 1009302

FORM 10-K/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number:
December 31, 2004	0-27992

ELAMEX, S.A. DE C.V.
(Exact name of Registrant as specified in its charter)

Mexico	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Northwestern Dr.	79912
EL PASO, TX	(zip code)
(Address of principal executive offices)

(915) 298-3061
(Registrant's telephone number including area code, in El Paso, TX)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Class I Common Stock, No Par Value	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes *  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.     Yes ☒ No *

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes * No ☒
The aggregate market value of the voting stock (based upon the closing price of the NASDAQ National Market on July 2, 2004 of $2.25) held by non-affiliates of the registrant on that date was approximately $7,146,205.

The number of shares of Class I Common Stock of the registrant outstanding as of March 8, 2005 was: 7,502,561.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to revise certain disclosures contained in the original Form 10-K.

This amendment corrects Part II, Item 8 - Financial Statements and Supplementary Data, Note 1, second table and paragraph eight of “Principles of Consolidation”.

Elamex has a 50.1% investment in Qualcore, S. de R.L. de C.V. (“Qualcore”), a joint venture company with GE de Mexico, which is recorded under the equity method. In its original Form 10-K, the Company did not present Qualcore as a significant subsidiary as set forth in Rule 3-09 of Regulation S-X and only included a summary of unaudited financial information in a footnote disclosure instead of including separate financial statements for this significant unconsolidated subsidiary as an exhibit. This amended Form 10-K corrects the summary of financial information of Qualcore to include audited amounts and to attach separate audited financial statements of Qualcore.

Qualcore’s operations ceased in the third quarter of 2005, and as of the date of this amendment most of the machinery and equipment have been sold, the majority of the employees have been terminated and the building has been substantially vacated. The Company wrote down its investment in Qualcore to zero as of December 31, 2004, as such management does not believe that any additional adjustments are required in its previously issued financial statements. In the third quarter of 2005, the Company recognized a $2.0 million liability equal to 50.1% in recognition of its guarantee of a portion of the Qualcore plant lease, stated at the estimated fair value of the remaining life of the lease agreement.

Except as otherwise expressly noted herein, this Amendment to Annual Report on Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our original annual Report on Form 10-K in any way, except to reflect the changes discussed in the amendment. Accordingly, this amendment should be read in conjunction with the original filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

Qualcore, S. de R. L. de C. V. and Subsidiaries
(50.1% owned by Elamex, S. A. de C. V., and 49.9% owned by General Electric Mexico, S. A. de C. V.)

Consolidated Financial Statements
for the Years Ended December 31, 2004, 2003 and 2002, and Report of Independent Registered Public Accounting Firm Dated May 24, 2005, November 21, 2005 with respect to Note 12

Qualcore, S. de R.L. de C.V. and Subsidiaries

Report of Independent Registered Public
Accounting Firm and Consolidated Financial
Statements 2004, 2003 and 2002

Report of Independent Registered Public
Accounting Firm to the Board of Directors
and Partners of Qualcore, S. de R.L. de C.V.

We have audited the accompanying consolidated balance sheets of Qualcore, S. de R. L. de C. V. and subsidiaries (the “Joint Venture”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ deficit, and cash flows for each of the three years then in the period ended December 31, 2004 (all expressed in thousands of U.S. dollars). These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated May 24, 2005, we issued a qualified opinion on the 2004 consolidated financial statements because the Joint Venture had not recorded an impairment related to its long-lived assets when impairment indicators existed. As discussed in Note 12 to the accompanying amended consolidated financial statements, the Joint Venture subsequently recognized an impairment loss on such long-lived assets and included the loss in the accompanying amended 2004 consolidated financial statements. Accordingly, our present opinion on the amended 2004 consolidated financial statements, as expressed herein, is different from the report we previously issued dated May 24, 2005.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

3

As of December 31, 2004 and 2003, the Joint Venture has an accumulated deficit in excess of 100% of its total paid-in capital. Under Mexican law, this condition allows the Joint Venture’s partners, creditors or other interested parties to force the Joint Venture into dissolution. In addition, the Joint Venture i) has a working capital deficiency of $11,572 and $8,709 as of December 31, 2004 and 2003, respectively, ii) incurred a net loss of $6,805, $3,958 and $2,249 for the years ended December 31, 2004, 2003 and 2002, respectively, iii) has a history of recurring losses and iv) has a total partners’ deficit of $7,679, and $874 as of December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Joint Venture’s ability to continue as a going concern. Initially, the Company had decided upon the sale of its stock. However, as discussed in Note 12 to the accompanying consolidated financial statements, as of September 2005, the Joint Venture’s operations were suspended, which resulted in the termination of a majority of the Joint Venture’s employees and the sale of the majority of the Joint Venture’s machinery and equipment. Management is deciding upon the future operating plans for the Joint Venture.

Galaz, Yamazaki, Ruiz Urquiza, S. C.
Member of Deloitte Touche Tohmatsu

Jorge Jaramillo Elías

May 24, 2005,
November 21, 2005 with respect to Note 12

Celaya, Guanajuato, Mexico

4

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Consolidated Balance Sheets
As of December 31, 2004 and 2003
(Thousands of U.S. Dollars)

Assets
	2004	2003
Current assets:
Cash and cash equivalents	$1,381	$339
Accounts receivable - net	2,606	1,998
Inventories - net	1,982	1,076
Prepaid expenses	81	60
Total current assets	6,050	3,473

Plant and equipment - net	3,903	9,228

Deferred income taxes		294

Other assets	5	4

Total	$9,958	$12,999
Liabilities and partners’ deficit
Current liabilities:
Accounts payable	$3,962	$5,145
Notes payable to joint venture partners	7,715	4,650
Customer advances	2,000	-
Current portion of long-term debt	3,460	1,680
Accrued liabilities	485	413
Deferred income taxes	-	294
Total current liabilities	17,622	12,182

Long-term debt	-	1,682
Labor obligations	15	9
Total liabilities	17,637	13,873

Commitments and contingencies (Note 10)

Partners’ deficit:
Partnership capital, 44,834 partnership units issued and outstanding at par value of 1 Mexican peso	5,007	5,007
Additional paid-in capital	24,746	24,746
Accumulated deficit	(37,432)	(30,627)
Total partners’ deficit	(7,679)	(874)

Total	$9,958	$12,999

See accompanying notes to consolidated financial statements.

5

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002
(Thousands of U.S. Dollars)
	2004	2003	2002
Revenues:
Net sales	$21,797	$18,798	$15,422
Other	2,329	-
Total revenues	24,126	18,798	15,422

Costs and expenses:
Cost of sales	25,079	20,865	16,409
Selling, general and administrative expenses	1,014	902	952
Impairment of long-lived assets	4,155	-	-
Total costs and expenses	30,248	21,767	17,361

Operating loss	(6,122)	(2,969)	(1,939)

Other expenses:
Interest expense	512	91	401
Other expense (income) - net	47	867	(91)
Total other expenses	559	958	310

Loss before income taxes	(6,681)	(3,927)	(2,249)

Income tax expense	124	31

Net loss	$(6,805)	$(3,958)	$(2,249)

See accompanying notes to consolidated financial statements.

6

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Consolidated Statements of Partners’ Deficit
For the years ended December 31, 2004, 2003 and 2002
(Thousands of U.S. Dollars)

	Partnership Capital		Additional		Total
	Units	Amount	Paid-in Capital	Accumulated Deficit	Partners’ Deficit

Balance, January 1, 2002	44,834	$5,007	$24,746	$(24,420)	$5,333

Net loss				(2,249)	(2,249)

Balance, December 31, 2002	44,834	5,007	24,746	(26,669)	3,084

Net loss				(3,958)	(3,958)

Balance, December 31, 2003	44,834	5,007	24,746	(30,627)	(874)

Net loss				(6,805)	(6,805)

Balance, December 31, 2004	44,834	$5,007	$24,746	$(37,432)	$(7,679)

See accompanying notes to consolidated financial statements.

7

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(Thousands of U.S. Dollars)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(6,805)	$(3,958)	$(2,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,248	1,217	1,167
Loss on sale of machinery and equipment	-	5	-
Loss on disposal of machinery and equipment	-	169	-
Labor obligations	3	5	-
Impairment loss	4,155	-	-
Changes in operating assets and liabilities:
Accounts receivable - net	(608)	2,329	670
Inventories - net	(906)	(337)	277
Due from related parties			12
Prepaid expenses and other assets	(22)	(60)	332
Accounts payable	(1,183)	1,227	(143)
Customer advances	2,000	-	-
Accrued liabilities and labor obligations	75	275	(1,431)
Due to related parties	-	(107)	107
Net cash (used in) provided by operating activities	(2,043)	765	(1,258)

Cash flows from investing activities:
Acquisitions of plant and equipment	(78)	(347)	(472)
Proceeds from the sale of plant and equipment	-	10	-
Net cash used in investing activities	(78)	(337)	(472)

Cash flows from financing activities:
Proceeds from notes payable to Joint Venture partners	3,163	2,050	3,100
Payments of notes payable	-	(900)	-
Payments of long-term debt	-	(1,678)	(1,680)
Net cash provided by (used in) financing activities	3,163	(528)	1,420

Cash and cash equivalents:
Net increase (decrease) for the year	1,042	(100)	(310)
Beginning of year	339	439	749

End of year	$1,381	$339	$439

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$169	$401
Income taxes	$124	$31	$-

See accompanying notes to consolidated financial statements.

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(Thousands of U.S. Dollars)

1.	Nature of business and basis of presentation

Nature of business, - Qualcore, S. de R.L. de C.V. and subsidiaries (the “Joint Venture”) consists of Mexican companies incorporated under the laws of Mexico on August 17, 1998. The Joint Venture was formed between Elamex, S.A. de C.V. (Elamex), General Electric International Mexico, S.A. de C.V. and General Electric Mexico, S.A. de C.V. (jointly referred to as GE Mexico) to produce plastic molding and stamped metal components primarily for companies located in the United States of America (U.S.), except for Elamex, which has operations located in Mexico. Elamex contributed its plastic molding and stamped metal operations to the Joint Venture in exchange for a 50.1% interest. GE Mexico contributed approximately $3,500 in exchange for its 49.9% interest. All manufacturing and administrative services, as well as other professional services, are provided by Plásticos y Troquelados, S.A. de C.V. (PYTSA), a subsidiary of the Joint Venture. All of the Joint Venture manufacturing machinery and equipment are located in facilities in Mexico.

The Joint Venture is a limited liability company, which combines the aspects of a partnership and a corporation. Joint venture partners are liable only to the extent of their capital contributions, but participatory interests are represented by participation units that are not freely negotiable.

Basis of presentation - At December 31, 2004 and 2003, the Joint Venture has an accumulated deficit in excess of 100% of its total paid-in capital. Under Mexican law, this condition allows the Joint Venture’s partners, creditors or other interested parties to force the Joint Venture into dissolution. In addition, the Joint Venture i) has a working capital deficiency of $11,572 and $8,709 at December 31, 2004 and 2003, respectively, ii) incurred a net loss of $6,805, $3,958 and $2,249 for the years ended December 31, 2004, 2003 and 2002, respectively, iii) has a history of recurring net losses and iv) has a partners’ deficit of $7,679 and $874 at December 31, 2004 and 2003, respectively. These factors raise substantial doubt about the Joint Venture’s ability to continue as a going concern. Initially, management was discussing plans to sell the Joint Venture’s stock. However, as of September 2005, the Joint Venture’s operations were suspended, which resulted in the termination of a majority of the Joint Venture’s employees and the sale of the majority of the Joint Venture’s machinery and equipment. See further discussion in Note 12. Management is currently deciding upon the future operating plans for the Joint Venture. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Joint Venture maintains its books and records in U.S. dollars and prepares financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for the application of the equity method by the Joint Venture partners.

Principles of consolidation - The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include those of Qualcore, S. de R.L. de C.V. and its 99% owned subsidiary Plasticos y Troquelados de Celaya, S.A. de C.V. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Significant accounting policies

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

Cash equivalents - The Joint Venture considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable - The Joint Venture reviews accounts receivable balances and determines whether an allowance for potential uncollectible accounts is necessary.

Foreign currency translation - Transactions denominated in foreign currencies are recorded at the rate of exchange in effect at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are converted into U.S. dollars, the functional currency of the Joint Venture, at the rate of exchange in effect at the balance sheet date; the effect of changes in exchange rates is recorded in the results of operations.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

Concentration of credit risk - For the years ended December 31, 2004, 2003 and 2002, the Joint Venture has one major customer that accounted for 83%, 86% and 76%, respectively of total sales and 50% and 60% of its accounts receivable at December 31, 2004 and 2003, respectively. However, the Joint Venture typically receives payment on a timely basis from this customer. The Joint Venture believes that any other potential credit risk is adequately covered by the allowance for doubtful accounts.

Plant and equipment - Plant and equipment are recorded at acquisition cost, net of accumulated depreciation and amortization. Cost includes major expenditures for improvements and replacements, which extend useful lives or increase capacity and interest costs associated with significant capital additions. Routine maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method, based on the estimated useful lives of the related assets, as follows:

Useful Life (Years)
Leasehold improvements	4
Machinery and equipment	3-10

Valuation of long-lived assets - The Joint Venture periodically evaluates the carrying value of long-lived assets held for use when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying value of a long-lived asset held for use is considered to not be recoverable when the anticipated separately identified undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

During the four quarter of 2004, the Joint Venture identified certain conditions as indicators of asset impairment, including a substantial decline in its operations and evidence of a decrease in the market value of such long-lived assets, based on the Joint Venture’s consideration of the sale of such long-lived assets, which ultimately took place during 2005 at a market value below the carrying value of the assets at December 31, 2004. Accordingly, the Joint Venture assessed the recoverability of such assets using undiscounted cash flow projections, which indicated that such long-lived assets were not recoverable. The Joint Venture recorded an impairment loss of $4,155 during the fourth quarter of 2004. Management determined the asset impairment charges by comparing the actual market price of the equipment against the carrying values of the long-lived assets.

Income taxes - The Joint Venture recognizes deferred income tax and statutory employee profit-sharing assets and liabilities for the future consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective income tax or employee statutory profit-sharing bases, measured using enacted rates. The effects of changes in the statutory rates are accounted for in the period that includes the enactment date. Deferred income tax assets are also recognized for the estimated future effects of tax loss carryforwards and asset tax credit carryforwards. Deferred income tax and statutory employee profit-sharing assets are reduced by any benefits that, in the opinion of the management, more likely than not will not be realized.

Labor obligations - In accordance with Mexican Labor Law, the Joint Venture provides seniority premium benefits to its employees under certain circumstances. These benefits consist of a one-time payment equivalent to 12 days wages for each year of service (at the employee’s most recent salary, but not to exceed twice the legal minimum wage), payable to all employees with 15 or more years of service, as well as to certain employees terminated involuntarily prior to the vesting of their seniority premium benefit.

The Joint Venture also provides statutorily mandated severance benefits to its employees terminated under certain circumstances. Such benefits consist of a one-time payment of three months wages plus 20 days wages for each year of service payable upon involuntary termination without just cause.

Costs associated with these benefits are provided for based on actuarial computations using the projected unit credit method.

Revenue recognition - Revenues and related costs are recognized upon transfer of ownership, which generally coincides with the shipment of products to customers in satisfaction of orders.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes the estimates and assumptions used in the preparation of these financial statements were appropriate in the circumstances, actual results could differ from those estimates and assumptions.

New accounting standards -In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Joint Venture does not anticipate that the adoption of this statement will have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and for pre-existing instruments, was effective beginning January 1, 2004, except for mandatorily redeemable financial instruments. For mandatorily redeemable financial instruments, this statement is effective for new or existing contracts for fiscal periods beginning after December 15, 2004. The adoption of SFAS No. 150 did not have a material impact on the Joint Venture’s financial position, results of operations or cash flows, and as the Joint Venture does not have any mandatorily redeemable financial instruments, it does not anticipate that the adoption of that provision of SFAS No. 150 will have a material impact on the Joint Venture’s financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 132(R) retain the disclosure requirements contained in the original standard but requires additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosure requirements were applicable for these 2004 financial statements. The adoption of this statement did not materially affect the disclosures in the accompanying consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” or FIN 46(R). FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns or both. The Joint Venture has immediately applied the provisions of FIN 46(R) to all variable interest entities created after December 31, 2003. For all other entities, the Joint Venture will begin to apply the provisions of FIN 46(R) as of January 1, 2005. The Joint Venture did not have any variable interest entities created after December 31, 2003 and does not anticipate that the adoption of FIN 46(R) will have a material impact on its financial position, results or operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) confirmed as a consensus EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of another-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in EITF 03-1. The disclosures required by EITF 03-1 have not been deferred and were effective as of December 31, 2004.

In November 2003, the EITF confirmed as a consensus EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”). EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Joint Venture’s accounting policies related to vendor coupons and reimbursements are in accordance with the requirements of EITF 03-10. The adoption of this pronouncement had no material impact on the Joint Venture’s results of operations, financial position or cash flows in the reported periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Joint Venture does not believe that the adoption of this pronouncement will have a material impact on the Joint Venture’s results of operations, financial position or cash flows.

3.	Accounts receivable

	2004	2003

Trade	$1,857	$1,680
Recoverable value-added taxes	764	336
	2,621	2,016
Less - allowance for doubtful accounts	(15)	(18)
	$2,606	$1,998

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Beginning balance	$18	$30	$-
Additions charged to expense	-	-	30
Write-off of unrecoverable accounts	(3)	(12)
Ending balance	$15	$18	$30

4.	Inventories

	2004	2003

Finished goods	$409	$231
Raw materials	1,585	929
	1,994	1,160
Less - reserve for obsolescence	(12)	(84)
	$1,982	$1,076

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the changes to the reserve for obsolescence on inventory for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Beginning balance	$84	$84	$238
Additions charged to expense	-	-	-
Inventory disposed of during the year	(72)	-	(154)
Ending balance	$12	$84	$84

5.	Plant and equipment

	2004	2003

Leasehold improvements	$136	$136
Machinery and equipment	8,379	12,457
	8,515	12,593
Less - accumulated depreciation and amortization	(4,612)	(3,365)
	$3,903	$9,228

Depreciation expense was $1,248, $1,217 and $1,167 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Notes payable and long-term debt

At December 31, 2004 and 2003, the Joint Venture had the following bank loans to third parties and U.S. dollar denominated notes payable to Joint Venture partners:

	2004	2003

Bank loans, bearing interest at 1.625% over six-month LIBOR (4.4% and 1.4% at December 31, 2004 and 2003, respectively), principal and interest payable in semiannual payments of $840, guaranteed by the Joint Venture partners	$3,460	$3,362

Notes payable to Joint Venture partners	7,715	4,650
Total debt	11,175	8,012
Less - Current portion of long-term debt	(3,362)	(1,680)
Interest payable to bank loans	(98)	-
Notes payable to Joint Venture partners due on demand	(7,550)	(4,650)
Interest payable to Joint Venture partners	(165)	-
Long-term debt	$-	$1,680

The bank loans referred to above contain restrictive covenants, which require the Joint Venture to maintain certain financial ratios and restricts the payment of dividends, granting of loans and obtaining additional financings. As of December 31, 2004 the Joint Venture was not in compliance with these covenants and was in default under the loan agreement.

On January 1, 2005 Wells Fargo HSBC Trade Bank, N.A. (“Wells Fargo”) executed a forbearance agreement with the Joint Venture. The forbearance agreement provides the Joint Venture with a period of 120 days in which Wells Fargo will not issue a demand for payment of any or all of the outstanding debt. However, Wells Fargo did not waive the existing default. Should the Joint Venture not be able to make the payments within the forbearance period, Wells Fargo will require the guarantors to pay the debt. Accordingly, the debt has been classified as current in the accompanying 2004 consolidated balance sheet.

7.	Labor obligations

Net periodic expenses associated with labor obligations was $3 in 2004 and $5 in 2003. The associated accrued liability was $15 at December 31, 2004 and $9 at December 31, 2003.

8.	Partners’ deficit

Under the bylaws of the Joint Venture and Mexican law, the partners’ capital of the Joint Venture must consist of fixed capital and may have, in addition thereto, variable capital. Partners holding shares representing variable capital may require the Joint Venture, with a notice of at least three months prior to December 31 of the prior year, to redeem those shares at a price equal to the lesser of either (i) 95% of the market price, based on the average of trading prices in the stock exchange where it is listed during the thirty trading days preceding the end of the fiscal year in which the redemption is to become effective or (ii) the book value of the Joint Venture’s shares as approved by the board of directors for the latest fiscal year prior to the redemption date. At December 31, 2004 and 2003, the Joint Venture has not issued any of its authorized variable capital. Although the variable capital is redeemable by the terms described above, such shares would be classified as a component of partners’ equity in the consolidated balance sheet.

Management believes the variable capital represents permanent capital because the timing and pricing mechanisms through which a partner would exercise the option to redeem are such that a partner, from an economic standpoint, would not exercise this option. At the time a partner is required to give notice of redemption, the partner will not be able to know at what price the shares would be redeemed and would not expect the present value of the future redemption payment to equal or exceed the amount which would be received by the partner in an immediate public sale.

Mexican law requires that at least 5% of the Joint Venture’s net income each year (after profit sharing and other deductions required by law) be allocated to a legal reserve fund, which is not thereafter available for distribution, except as a capital dividend, until the amount of such fund equals 20% of the Joint Venture’s historical capital. No legal reserve fund allocation is required due to the net losses incurred by the Joint Venture.

9.	Balances and transactions with related parties

Transactions with related parties for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Interest expense	$165	$20	$90
Notes payable	2,900	2,050	2,600
Due to Joint Venture partners	-	111	90

At December 31, 2004 and 2003, the Joint Venture had U.S. dollar denominated notes payable to its Joint Venture partners, as discussed in Note 6.

10.	Commitments and contingencies

Leases - The Joint Venture leases a building under an operating lease that expires in 2012. Minimum rentals due under the lease are adjusted annually based on the Mexican inflation rate and are as follows:

Year ending December 31:

2005	$1,135
2006	1,135
2007	1,135
2008	1,135
2009	1,135
Thereafter	3,410
Total minimum lease payments required	$9,085

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,135 for each year.

The monthly lease payments are guaranteed by both of the Joint Venture partners.

Litigation - The Ministry of Finance and Public Credit, in exercise of its rights, carried out a review of the Joint Venture to verify its compliance with foreign trade tax obligations. As a result of this review, on September 9, 2004 the tax authorities assessed taxes of Ps. $22,457 against the Joint Venture. However, the Joint Venture filed a motion for reversal of such resolution. On February 14, 2005, the Local Legal Office of Celaya issued a resolution annulling the above tax assessment and ordering the Local Tax Audit Office of Celaya to issue a properly supported resolution. As of May 24, 2005, this resolution had not yet been issued by the Local Tax Audit Office.

11.	Income and asset taxes

Current income tax expense for the year ended December 31, 2004 was $37, and deferred income tax expense, represented by the change in the valuation allowance for recoverable tax on assets paid, for the years ended December 31, 2004 and 2003, was $87 and $31, respectively. The Joint Venture generated a net tax loss carryforward for the year ended December 31, 2002, and recorded a full valuation allowance for the value of the net deferred tax asset, resulting in no current or deferred income tax expense for the Joint Venture.

At December 31, 2004 and 2003, the components of deferred income tax assets and liabilities were as follows:

	2004	2003
Current deferred tax assets:
Accrued liabilities	$613	$61
Valuation allowance	(19)	-
Total current deferred tax assets	594	61

Current deferred tax liabilities:
Inventories	(594)	(355)
Total current deferred tax liabilities	(594)	(355)
Net current deferred tax liability	$-	$(294)

Noncurrent deferred tax assets:
Net operating loss carryforwards	$7,535	$8,329
Asset tax	128	-
Plant and equipment	45
Valuation allowance	(7,708)	(7,599)
Total noncurrent deferred tax assets	-	730

Noncurrent deferred tax liabilities:
Plant and equipment	-	(436)
Net deferred tax liabilities	-	(436)
Net noncurrent deferred tax asset	$-	$294

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowance as of December 31, 2004, 2003 and 2002 was $7,727, $7,599 and $7,268, respectively, and relates primarily to the lack of evidence regarding the future utilization of net operating losses and recoverable tax on assets paid.

An analysis of the activity of the valuation allowance for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Beginning balance	$7,599	$7,268	$8,160
Additions charged to income tax expense	128	331
Decreases charged against income tax expense			(892)
Ending balance	$7,727	$7,599	$7,268

The effective rate for the years ended December 31, 2004, 2003, and 2002 differs from the Mexican statutory income tax rate as follows:

	2004	2003	2002

Statutory rate	33.0%	34.0%	35.0%
Effect of permanent differences, mainly non-deductible expenses	-0.7%	-4.8%	0.0%
Impairment of long-lived assets	-20.5%	0.0%	0.0%
Inflationary effects	-3.1%	-6.4%	-1.6%
Change in valuation allowance	-7.7%	-15.5%	-33.4%
Other	-2.9%	-8.1%	0.0%
	-1.9%	-0.8%	0.0%

Dividend tax - Partners’ equity, except restated paid-in capital and tax retained earnings, will be subject to a dividend tax, payable by the Joint Venture, in the event of distribution. In 2004, 2003 and 2002, the rate was 33%, 34% and 35%, respectively; it will decrease to 30% in 2005 and subsequently one percentage point each year until reaching 28% in 2007. Any income tax paid on such distribution may be credited against future income tax payable by the Joint Venture in the year in which the dividend tax is paid and in the following two years.

Statutory income tax rate - On December 1, 2004, certain amendments to the ISR and IMPAC Laws were enacted and are effective as of 2005. The most significant amendments are as follows: (a) the ISR rate will be reduced to 30% in 2005, 29% in 2006, and 28% in 2007 and thereafter; (b) for ISR purposes, cost of sales will be deducted instead of inventory purchases in the period and, if applicable, related conversion costs; (c) companies may elect in 2005 to ratably increase taxable income over a period from four to 12 years by the tax value of inventories on hand as of December 31, 2004 determined in conformity with the respective tax rules, which include deducting any previous tax basis of inventories and any unamortized tax loss carryforwards, and the tax basis of such inventories may be deducted as sold; (d) as of 2006, paid employee statutory profit sharing will be fully deductible for ISR purposes; (e) bank liabilities and liabilities with foreign entities are now included in the determination of the IMPAC taxable base.

Asset tax - The Joint Venture is also subject to an asset tax, which is similar to an alternative minimum tax, under Mexican tax law. The asset tax is calculated by applying 1.8% to the Joint Venture asset position, as defined in the law, and is payable to the extent it exceeds income taxes payable for the same period. Asset taxes paid may be used to offset future income taxes payable in the following 10 years if certain conditions in the tax law are met.

Carryforwards - At December 31, 2004, the Joint Venture has net operating loss carryforwards, which are available to offset future taxable income, and asset tax credits, which are available to offset future income taxes payable, as follows:

Year	Net Operating Loss Carryforwards	Asset Tax Credits	Year of Expiration

1998	$1,512	$-	2008
1999	373	-	2009
2000	6,021	-	2010
2001	13,838	-	2011
2002	1,685	-	2012
2003	3,482	41	2013
2004	-	87	2014

	$26,911	$128

The amounts presented above have been adjusted for Mexican inflation as permitted by Mexican tax law.

Statutory employee profit sharing - Statutory employee profit sharing was determined by applying the statutory rate of 10% to the profit sharing base determined in accordance with the applicable law.

12.	Subsequent events

a.
As of September 2005, the Joint Venture’s management approved the decision to cease the Joint Venture’s operations. In October 2005, most of its employees were terminated, except for three individuals that will complete the final administrative activities of the Joint Venture. The Company is still quantifying the termination expenses. The Joint Venture also sold most of its machinery and equipment, except for certain low-value assets. Management is discussing the future operations of the Joint Venture.

b.
In September 2005, the tax authorities, in full exercise of their rights, reassessed the tax mentioned in Note 10 for the amount of Ps. $23,227. Management and legal counsel believes that the Joint Venture has meritorious defenses against the assertion of the claim.

c.
As of June 15, 2005, GE Mexico purchased the outstanding debt of the Joint Venture with Wells Fargo, on which the Joint Venture had defaulted, as discussed in Note 6. The debt was purchased at a discounted price of approximately $2.5 million. The Joint Venture will pay GE with the proceeds of the sale of long-lived assets as discussed in 12.a above.

d.
On May 24, 2005, the Joint Venture previously issued consolidated financial statements as of and for the year ended December 31, 2004, which did not include the recognition of impairment losses on its long-lived assets for which impairment indicators existed. The accompanying consolidated financial statements represent the reissuance of the previous consolidated financial statements in order to recognize such impairment, which amounted to $4,155 and is included in the results for the year ended December 31, 2004.

* * * * *

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

1. ORGANIZATION AND BASIS OF PRESENTATION

COMPANY BACKGROUND - Elamex, S.A. de C.V. and its subsidiaries (“Elamex” or the “Company”) are a group of Companies in Mexico and the United States that provide manufacturing, packaging and distribution services. The Company provides customized manufacturing services in the candy and nut industry. The Company's manufacturing machinery and equipment are located in facilities in Ciudad Juarez, in Mexico, and in El Paso, Texas in the United States.

On December 19, 2003 the Metal Stamping segment, a wholly owned subsidiary, Precision Tool, Die and Machine Company ("Precision"), voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court to implement a restructuring of its debt. Also, in December 2003 the Company’s Board of Directors authorized the sale of Precision. As a consequence of seeking protection under bankruptcy laws, the Company no longer controls Precision’s operations as of December 19, 2003. The Company’s investment in Precision was deconsolidated and was recognized in accordance with the equity method of accounting in 2003. Due to the bankruptcy activity during 2004, the Company had no significant influence on Precision’s operations and changed from the equity method to the cost method with no effect on net loss.

In July 2002, the Company acquired the new Food Products segment, which is Mt. Franklin Holdings LLC and subsidiaries (“Franklin”). Franklin operates a retail nut and foodservice nut packaging and marketing company located in El Paso, Texas, and a candy manufacturing and packaging facility located in Ciudad Juarez, Mexico (see Note 3).

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

Unaudited financial information for Precision as of and for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(In Thousands of U.S. Dollars)
Current assets	$9,052	$13,188
Non current assets	15,476	17,860
Current liabilities	29,067	32,547
Net sales	65,406	72,019
Gross margin	1,899	(1,861)
Net loss	(2,246)	(16,709)

During the fourth quarter of 2003 Precision encountered circumstances that indicated that its carrying value may not be recoverable, as such, the Company engaged an independent company to assist in the valuation of long-lived assets for impairment. Based on the analysis of future cash flows of the assets group the Company reported an impairment of Precision’s long-lived assets of $13.2 million in December 2003. This impairment is recorded in the statement of operations as impairment of long-lived assets.

During 2003 the Company loaned Precision $1.5 million in the form of a note receivable, to meet working capital needs. At December 31, 2004, the Company had notes receivable from Precision of $1.5 million.

The Company’s share of undistributed equity net of amounts receivable from Precision at December 31, 2004 and 2003 was $0.

Elamex also has a 50.1% investment in Qualcore, S. de R.L. de C.V., a joint venture company, which manufactures plastics parts and metal parts with GE de Mexico. Qualcore is jointly managed with GE de Mexico and the investment in the joint venture is recorded under the equity method.

Audited financial information for Qualcore as of and for the years ended December 31, 2004 and 2003 is as follows:

	(In Thousands of U.S. Dollars)
	2004	2003
Current assets	$6,050	$3,473
Non current assets	3,908	9,232
Current liabilities	17,622	11,888
Net sales	24,126	18,798
Gross margin	(953)	(2,067)
Net loss	(6,805)	(3,958)

During 2004 and 2003 the Company loaned Qualcore $425 thousand and $1.0 million, respectively, in the form of a note receivable to meet working capital needs. At December 31, 2004 and 2003, the Company had notes receivable from Qualcore of $2.7 million and $2.3 million, respectively.

The Company’s share of undistributed equity (deficiency) net of amounts receivable from Qualcore at December 31, 2004 and 2003 was $(19) thousand and $864 thousand, respectively.

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

******

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included herein at Item 8.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations and comprehensive loss for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

2.	Financial Statements Schedules

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection 1 of this Item, above.

3.	Exhibits

Audited financial statements of Qualcore, S. de R.L. de C.V. for the years ended December 31, 2004, 2003 and 2002.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELAMEX, S.A. DE C.V.

December 08, 2005
Date	Richard R. Harshman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 08, 2005
Date	Eloy S. Vallina, Chairman of the
Board of Directors

December 08, 2005
Date	Richard R. Harshman, President and
Chief Executive
(Principal Executive Officer)

December 08, 2005
Date	Sam L. Henry, Senior Vice-President
and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

December 08, 2005
Date	Eloy Vallina Garza, Director

December 08, 2005
Date	Richard P. Spencer, Director

December 08, 2005
Date	Martin W. Pitts, Director

December 08, 2005
Date	Keith Cannon, Director

December 08, 2005
Date	Benito Bucay, Director

December 08, 2005
Date	Carlos Hernandez, Director

December 08, 2005
Date	Manuel Muñoz, Director

December 08, 2005
Date	Fernando Todd, Director