Form 10-K/A
period 2004-12-31
ELAMEX SA DE CV
filed 2005-12-13
CIK 1009302

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes * No ☒
The aggregate market value of the voting stock (based upon the closing price of the NASDAQ National Market on July 2, 2004 of $2.25) held by non-affiliates of the registrant on that date was approximately $7,146,205.

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

EXHIBIT

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