Form 10-K/A
period 2004-12-31
ELAMEX SA DE CV
filed 2006-01-13
CIK 1009302

FORM 10-K/A
(Amendment No. 2)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.     Yes ☒      No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐      No ☒
The aggregate market value of the voting stock (based upon the closing price of the NASDAQ National Market on July 2, 2004 of $2.25) held by non-affiliates of the registrant on that date was approximately $7,146,205.

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

This amendment corrects Part II, Item 8 - Financial Statements and Supplementary Data, date on Report of Independent Registered Public Accounting Firm, Note 1, second table and paragraph eight of “Principles of Consolidation”.

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

Except as otherwise expressly noted herein, this Amendment No. 2 to Annual Report on Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our original annual Report on Form 10-K in any way, except to reflect the changes discussed in the amendment. Accordingly, this amendment should be read in conjunction with the original filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elamex, S.A. de C.V.

We have audited the accompanying consolidated balance sheets of Elamex, S.A. de C.V. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu

Pedro Luis Castañeda

March 21, 2005,
November 21, 2005 with respect to Note 1

Ciudad Juárez, Chihuahua, México

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,072	$2,299
Receivables:
Trade accounts receivable, net	9,609	7,400
Other receivables, net	512	854
	10,121	8,254

Inventories, net	8,797	7,921
Income taxes receivable from Accel	326	579
Other taxes receivable	15	499
Prepaid expenses	992	1,024
Total current assets	22,323	20,576

Property, plant and equipment, net	26,956	39,956
Investment and loans to unconsolidated joint venture		864
Investment in unconsolidated subsidiary in bankruptcy	-	-
Goodwill, net	3,707	3,707
Deferred income taxes	621	885
Other assets, net	643	1,415
	$54,250	$67,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$6,628	$5,282
Note payable, guarantee of unconsolidated joint venture debt	1,700
Current portion of capital lease obligations	1,137	1,051
Accounts payable	7,546	6,251
Accrued expenses	6,251	5,999
Taxes payable	722	108
Current portion of deferred gain on sale-leaseback	184
Total current liabilities	24,168	18,691

Long-term debt, excluding current portion	-	1,827
Capital lease obligations, excluding current obligations	2,694	15,313
Deferred gain on sale-leaseback, excluding current portion	889
Excess of loss in investment and loans to unconsolidated joint venture	119
Total liabilities	27,870	35,831

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par, 50,000,000 shares authorized, none issued or outstanding
Common stock, 22,400,000 shares authorized, 8,323,161 issued and 7,502,561 outstanding	37,466	37,507
Deficit	(8,539)	(3,388)
Treasury stock, 542,101 shares at cost	(2,547)	(2,547)
Total stockholders' equity	26,380	31,572
	$54,250	$67,403

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE DATA)

	2004	2003	2002

Net sales	$97,587	$157,250	$134,269
Cost of sales	74,566	139,336	120,142
Gross profit	23,021	17,914	14,127

Operating expenses:
General and administrative	5,610	9,198	7,092
Selling	7,053	7,009	4,179
Distribution	10,367	9,463	4,149
Impairment of long lived assets	330	13,235
Goodwill impairment		8,120
Total operating expenses	23,360	47,025	15,420
Operating loss	(339)	(29,111)	(1,293)

Other (expense) income:
Interest expense	(2,169)	(3,503)	(1,774)
Gain on sale of certain Shelter operations		1,680
Other, net	142	852	(1,533)
Total other expense	(2,027)	(971)	(3,307)

Loss before income taxes, equity in losses of unconsolidated joint venture and cumulative effect of change in accounting principle	(2,366)	(30,082)	(4,600)

Income tax provision (benefit)	1,377	2,419	(561)

Loss before equity in losses of unconsolidated affiliates and cumulative effect of change in accounting principle	(3,743)	(32,501)	(4,039)

Equity in losses of unconsolidated affiliates, net of tax	1,408	2,107	1,125

Loss before cumulative effect of change in accounting principle	(5,151)	(34,608)	(5,164)

Cumulative effect of change in accounting principle, net of tax			(853)

Net loss	$(5,151)	$(34,608)	$(6,017)

Other comprehensive income, net of income tax			379
Comprehensive loss	$(5,151)	$(34,608)	$(5,638)

Net loss per share, basic and diluted before cumulative effect of change in accounting principle	$(0.69)	$(4.61)	$(0.72)

Cumulative effect of change in accounting principle, net of tax			$(0.12)
Net loss per share, basic and diluted	$(0.69)	$(4.61)	$(0.84)

Shares used to compute net loss per share, basic and diluted	7,502,561	7,505,257	7,188,431

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

	Common Stock		(Deficit)		Accumulated Other	Total
	Shares Outstanding	Amount	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders' Equity

BALANCE, JANUARY 1, 2002	6,866,100	$35,060	$37,237	$(2,518)	$(379)	$69,400

Common stock issued in purchase acquisition	923,161	2,865				2,865

Common stock under escrow agreement	(278,499)	(962)				(962)

Net loss			(6,017)			(6,017)

Stock options vested		321				321

Permanent impairment on investment securities					379	379

BALANCE, DECEMBER 31, 2002	7,510,762	37,284	31,220	(2,518)		65,986

Treasury stock	(8,201)			(29)		(29)

Net loss			(34,608)			(34,608)

Stock options vested		223				223
BALANCE, DECEMBER 31, 2003	7,502,561	37,507	(3,388)	(2,547)		31,572

Net loss			(5,151)			(5,151)

Stock options forfeited, net		(41)				(41)
BALANCE, DECEMBER 31, 2004	7,502,561	$37,466	$(8,539)	$(2,547)		$ $ 26,380

See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,151)	$(34,608)	$(6,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,134	6,085	4,750
Gain on sale of certain Shelter operations		(1,680)
Cumulative effect of change in accounting principle			853
Provision for doubtful trade accounts receivable	111	1,294	141
Goodwill impairment loss		8,120
Provision for excess and obsolete inventory	31		1,176
Equity in loss of unconsolidated affiliates	1,408	2,107	1,125
Permanent impairment on investment securities			563
Deferred income tax expense (benefit)	264	1,326	(548)
Losses on disposal-impairment of property, plant and equipment	330	13,235	613
Provision for guarantee of unconsolidated joint venture debt	1,700
Change in operating assets and liabilities, net of effects from deconsolidation of Precision in 2003 and acquisition of Franklin in 2002:
Trade accounts receivable	(2,320)	1,719	2,642
Other receivables	342	(901)	1,777
Inventories	(907)	1,013	(4,167)
Refundable income taxes	737	1,117	870
Prepaid expenses	32	396	(304)
Other assets	772	(71)	(4,686)
Accounts payable	1,295	1,671	839
Accrued expenses	211	1,384	(1,192)
Taxes payable	614	30	11
Other liabilities			(57)
Net cash provided by (used in) operating activities	2,603	2,237	(1,611)

Cash flows from investing activities:
Purchase of property, plant and equipment	(929)	(6,433)	(6,237)
Investment in joint venture	(425)	(1,175)	(1,550)
Cash effects of deconsolidation of affiliates		(71)
Acquisition of Franklin, net of cash acquired			(2,753)
Proceeds from sale of certain Shelter operations		1,800
Net cash used in investing activities	(1,354)	(5,879)	(10,540)

Cash flows from financing activities:
Proceeds from notes payable and long term-debt		1,839	7,795
Payments on notes payable and long term-debt	(481)	(3,912)	(3,124)
Principal repayments of capital lease obligations	(995)	(905)	(451)
Net cash (used in) provided by financing activities	(1,476)	(2,978)	4,220

Net decrease in cash and cash equivalents	(227)	(6,620)	(7,931)

Cash and cash equivalents, beginning of period	2,299	8,919	16,850
Cash and cash equivalents, end of period	$2,072	$2,299	$8,919
See accompanying notes to the consolidated financial statements

ELAMEX, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2004	2003	2002

Interest paid, net of amounts capitalized of $0, $136 and $106 for 2004, 2003 and 2002, respectively	$2,126	$2,709	$3,826
Income taxes paid	$1,582	$823	$393

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

Lease modification, sale -leaseback treatment of production plant
Property, plant and equipment	$(10,413)
Obligations under related party capital lease	$11,539
Deferred gain on sale-leaseback transaction	$1,126

Forfeited and vested stock options	$(41)	$223	$321

The Company discontinued consolidation of its Metal Stamping Segment (Precision) as of December 19, 2003. In conjunction with the deconsolidation, assets and liabilities removed from the consolidated balance sheet were as follows:

Assets removed net of cash		$32,198
Liabilities removed		(32,269)
Net cash effect of deconsolidation		$(71)

Stock received for employee loan		$29

The Company purchased Franklin in 2002. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

Fair value of assets acquired			$37,569
Liabilities assumed			(32,913)
Common stock issued, net of amounts in escrow			(1,903)
Net cash paid			$2,753

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

Elamex also has a 50.1% investment in Qualcore, S. de R.L. de C.V., the “Joint Venture”, which manufactures plastics parts and metal parts with General Electric International Mexico, S.A. de C.V. and General Electric Mexico, S.A. de C.V. (jointly referred to as “GE Mexico”). Qualcore is jointly managed with GE Mexico and the investment in the Joint Venture is recorded under the equity method.

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

In September 2005, GE Mexico’s management and Elamex’s management approved the decision to cease the Joint Venture’s operations. In October 2005, most of its employees were terminated, except for three individuals that will complete the final administrative activities of the Joint Venture. The Joint Venture also sold most of its machinery and equipment, except for certain low-value assets. GE Mexico’s management and Elamex’s management are discussing the future operations of the Joint Venture.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN ACCOUNTING PRINCIPLE - As of January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” which requires, among other things, the discontinuance of amortization of goodwill and intangible assets with indefinite lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of the non-amortization provision of SFAS No. 142 was a decrease in the net loss of $492 thousand for the year ended December 31, 2002.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments and investments purchased with an original maturity of three months or less to be cash equivalents. Cash includes deposits in Mexican banks, denominated in Mexican Pesos (“Pesos”), of approximately $199 thousand and $0 thousand at December 31, 2004 and 2003, respectively. The Company had approximately $1.9 million and $2.3 million at December 31, 2004 and 2003, respectively, in short-term repurchase agreements, denominated in U.S. dollars, deposited in U.S. banks.

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

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In Thousands of U.S. Dollars)
Beginning balance	$1,275	$654	$649
Additions charged to expense	111	1,294	141
Accounts written off	(85)	(159)	(136)
Precision balance deconsolidated		(514)
Ending balance	$1,301	$1,275	$654

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

	2004	2003
	(In Thousands of U.S. Dollars)
Cash and cash equivalents	$199	$
Other receivables	509		854
Prepaid expenses and refundable taxes	342		1,282
Other assets, net	4		5
Accounts payable	(309)		(189)
Accrued expenses and other liabilities	(1,231)		(546)
Net foreign currency position	$(486)		$1,406

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

STOCK-BASED COMPENSATION - The Company accounts for the stock option plans under APB Opinion No. 25, under which compensation cost of $(42) thousand and $223 thousand were recognized in 2004 and 2003, respectively. No additional compensation expense will be expensed in the future in connection with these options. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share for the year ended December 31, 2004, 2003 and 2002, would have been adjusted to the following pro forma amounts:

	(In Thousands of U. S. Dollars, Except per Share Data)
	2004	2003	2002

Net loss as reported	$(5,151)	$(34,608)	$(6,017)

Stock based employee compensation expense included in reported net loss	(42)	223	321

Total stock-based employee compensation expense determined under fair value based method	46	(282)	(440)
Pro forma net loss	$(5,147)	$(34,667)	$(6,136)

Loss per share Basic and Diluted
As reported	$(0.69)	$(4.61)	$(0.84)
Pro forma	(0.69)	(4.62)	(0.85)

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

RECENT ACCOUNTING PRONOUNCEMENTS -

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment”, which revised Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“Statement 153”), “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. Statement 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 are not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company on January 1, 2006.  The company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

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

On July 18, 2002, Elamex USA, Corp. (“Elamex USA”), a wholly owned Delaware subsidiary of Elamex, completed the acquisition of Mt. Franklin Holdings, LLC (“Franklin”), Franklin Food Products LLC and the merger of Reprop Corporation with and into Elamex USA. The effective closing date for tax and accounting purposes was the close of business on June 28, 2002. Franklin operates a retail nut and foodservice nut packaging and marketing company, whose operations are located in El Paso, Texas and a candy manufacturing and packaging facility in Ciudad Juarez, Mexico. The purchase price was cash payment of $1,445,040 and 923,161 restricted shares of the common stock of Elamex. 278,499 of these shares were contingent and subject to escrow agreements, which required Franklin to reach certain income levels through December 31, 2003. Franklin did not reach the required income level; therefore the 278,499 shares in escrow will be canceled or used for a different purpose.

The unaudited proforma combined historical results of the Company, as if Franklin had been acquired at the beginning of fiscal 2002, are estimated in the following table:

(In Thousands of U.S. Dollars, Except Per Share Data)
December 31, 2002
Net sales	$151,179
Gross profit	18,077
Net loss	(11,090)
Net loss per share	(1.48)

The above pro forma results include adjustments to give effect to intercompany sales, depreciation and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

4. INVENTORIES

Inventories consist of the following:

	(In Thousands of U.S. Dollars)
	2004	2003
Raw materials	$2,560	$1,841
Packaging supplies	2,446	2,140
Work-in-process	386	260
Finished goods	3,967	4,220
Sub total	9,359	8,461
Less reserve for excess and obsolete inventory	(562)	(540)
Total	$8,797	$7,921

The provision for excess and obsolete inventory is charged against cost of sales. An analysis of the excess and obsolete inventory reserve for the years ended December 31 is as follows:

	2004	2003	2002
	(In Thousands of U.S. Dollars)

Beginning balance	$540	$1,011	$25
Additions charged to expense	31		1,176
Inventory disposed during the year	(9)	(151)	(190)
Metal Stamping deconsolidation		(320)
Ending balance	$562	$540	$1,011

6. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

		2004	2003
	Estimated useful lives	(In Thousands of U.S. Dollars)
	(Years)
Land		$4,392	$7,084
Buildings	20	23,268	31,154
Machinery and equipment	3-10	12,622	12,350
Vehicles	5	42	42
Subtotal		40,324	50,630

Less accumulated depreciation		(13,368)	(10,674)

Total		$26,956	$39,956

7. NOTES PAYABLE AND LONG-TERM DEBT

The following is a summary of notes payable and long-term debt at December 31, 2004 and 2003.

	2004	2003
Line of credit with interest-only payments through April 30, 2005 at the bank's prime rate plus 0.75% (6.5% and 4.75% at December 31, 2004 and 2003, respectively); collateralized with substantially all assets of Franklin. Unused available credit as of December 31, 2004 is $2.2 million (1)	$4,793	$4,969
Building loan - note payable to a bank due in monthly installments of $34 thousand , including interest at the bank's prime rate plus 0.75% (6.0% and 4.75% at December 31, 2004 and 2003) through July 24, 2005; collateralized by substantially all assets of Franklin, net of unamortized loan fees of $2 thousand (1)	1,835	2,140

Total notes payable and long term debt	6,628	7,109

Less: Current maturities of notes payable and long-term debt	(6,628)	(5,282)

	$-	$1,827
All notes payable and long-term debt mature during the year ending December 31, 2005.

(1)
In connection with the long-term debt and line of credit, Franklin is required to comply with certain financial covenants including minimum tangible net worth. As of December 31, 2004 Franklin was incompliance with such financial covenants. The company is in discussions with the bank to refinance its revolving note payable and its building loan.

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

Future minimum lease obligations at December 31, 2004 having an initial or remaining term in excess of one year are as follows:
Year	Capital	Operating
	(In Thousands of U.S. Dollars)

2005	$1,397	$3,062
2006	2,776	3,123
2007		3,106
2008		3,106
2009		3,106
Thereafter		9,793
Total minimum lease payments	4,173	$25,296

Less amount representing interest at 7.83%	(342)
Present value of minimum lease payments	3,831
Less current portion	(1,137)
Long-term capital lease obligations	$2,694

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

The tax provision differs from the statutory tax rate of 33% in 2004 and 34% for 2003 and 35% for 2002 on taxable income as follows:

	2004	2003	2002

Taxes at Statutory Rate of 33%	33.0%	34.0%	35.0%
Permanent Differences
Asset Tax Expense	(66.9)	(3.1)	1.7
Foreign Currency Gains/Losses	(5.7)	(1.2)	(35.6)
Loss of Subsidiary Not Recognized
Non-Deductible Expenses	(0.8)		(3.0)
Inflationary Effects	28.1	1.0	10.3
Inflationary Effects - Fixed assets	15.6	0.6	8.2
Expiration of Tax Loss Carryforwards			(7.1)
Expiration of Asset Tax Credit Carryforwards		(1.4)	(11.5)
Expiration of Capital Loss Carryforwards		(6.6)
Effect of Tax Rate Change	(7.3)		(2.9)
State Taxes, net of federal benefit		0.9	0.6
Change in Valuation Allowance (Precision)		(14.8)
Change in Valuation Allowance	(81.9)	(8.8)	26.5
Goodwill Amortization/Impairment		(9.2)	(6.3)
Other	27.7	0.6	(3.7)
	(58.2)%	(8.0)%	12.2%

Income tax expense (benefit) consists of:

	CURRENT ASSET TAX	CURRENT INCOME TAX	DEFERRED INCOME TAX	TOTAL
	(In Thousands of U.S. Dollars)

Mexican	$1,582	$26	$290	$1,898
U.S. Companies		(521)		(521)
Year ended December 31, 2004	$1,582	(495)	$290	$1,377

Mexican	$923	$72	$2,496	$3,491
U.S. Companies		99	(1,171)	(1,072)
Year ended December 31, 2003	$923	$171	$1,325	$2,419

Mexican	$(78)	$(485)	$1,756	$1,193
U.S. Companies		(67)	(1,687)	(1,754)
Year ended December 31, 2002	$(78)	$(552)	$69	$(561)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	2004	2003
	(In Thousands of U.S. Dollars)
Deferred Tax Assets:
Asset Tax Credit Carryforward - Mexico	$4,620	$2,400
NOL Carryforwards - Mexico	3,094	3,594
NOL Carryforwards - US	5,865	3,940
Capital Loss - US	71	71
Related Party Interest	849	849
Inventory	291	291
Bad Debts	583	591
Stock Option Plan		201
Accrued Liabilities	46	26
Guarantee	510
Subtotal	15,929	11,963
Less: Valuation Allowance - Mexico	(7,236)	(4,701)
Less: Valuation Allowance - US	(6,839)	(5,115)
Net Deferred Tax Asset	1,854	2,147
Deferred Tax Liabilities:
Property, plant and equipment	(815)	(857)
5% Deferred payment of Taxes - Mexico	(365)	(335)
Other	(53)	(70)
Total Deferred Tax Liabilities	(1,233)	(1,262)
Net Deferred Tax Asset	$621	$885

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. The valuation allowances of $14.1 million and $9.8 million at December 31, 2004 and December 31, 2003, respectively, relate primarily to certain asset tax credit and tax net operating loss carryforwards of individual Mexican subsidiaries and the entire net deferred tax asset of the US companies. The increase in the valuation allowance at December 31, 2004 to $13.6 million relates primarily to the expiration of certain asset tax credits and capital loss carryforwards of individual Mexican subsidiaries, and the effect of reserving the entire net deferred asset tax related to the US companies. In addition, primarily as a result of the voluntary petition for reorganization filed by Precision under Chapter 11 of the U.S. Bankruptcy Code on December 19, 2003, the Company’s investment in Precision, reported under the equity method of accounting, was reduced by an increase in the valuation allowance against Precision’s underlying deferred tax assets of $4.5 million.

An analysis of the activity of the valuation allowance for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(In thousands of U.S. Dollars)
Beginning balance	$9,816	$7,172	$5,972
Additions charged to expense (Mexico)	2,602	2,743	1,340
Decreases recorded to income (Mexico)	(71)	(804)	(2,558)
Expiration of capital loss carryforwards (Mexico)		(1,992)
Additions recorded to goodwill (U.S.)			2,418
Additions charged to expense (U.S. - Precision)		4,465
Decrease - deconsolidation of Precision		(4,465)
Increase recorded to income (U.S.)	1,728	2,697
Ending Balance	$14,075	$9,816	$7,172

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

At December 31, 2004, certain of the Mexican companies had tax net operating loss carryforwards that can be utilized only by the Mexican company that incurred the losses. These net operating loss carryforwards, adjusted for inflation, expire as follows, if not utilized to offset taxable income:

YEAR	AMOUNT
(In Thousands of U.S. Dollars)
2007	$297
2010	96
2011	7,011
2012	2,022
2013	809
2014	815
$11,050

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

10. STOCKHOLDERS’ EQUITY

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
The following is a summary of option activity for the 3 years ended December 31, 2004:

	Options Under Plan	Weighted Average Exercise Price
Outstanding at
January 1, 2002
Granted	270,730	$3.05
Outstanding at
December 31, 2002	270,730	$3.05
Forfeited	(63,230)	$6.00
Outstanding at
December 31, 2003	207,500	$2.14
Forfeited	(200,000)	$2.00
Outstanding at
December 31, 2004	7,500	$6.00

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding	Exercise Price	Life in Years	Number Exercisable at December 31, 2004	Stock Price at Grant Date
7,500	$6.00	10	-	$5.35

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions; risk free interest rate of 2.68%; expected dividend yield of 0.0%; expected life of 5 years and expected volatility of 61%.

In addition to the above, Franklin, a subsidiary of the Company has an options plan in shares of the subsidiary. There are 50,000 options outstanding under this plan with an exercise price of $12.87. No compensation expense has been recorded in connection with this plan. Also, based on an analysis of these options using the Black-Scholes method, the Company believes the fair value of such options is zero and no pro forma expense is recorded in connection with these options.

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

Prior to its acquisition by the Company, Franklin had a 401(k) Savings Plan for eligible Franklin employees as defined in the plan agreement. The 401(k) Savings Plan provides for discretionary matching contributions. For the years ended December 31, 2004 and 2003 Franklin approved matching contributions of 100% of participating employees’ contributions up to a maximum of 6% of each employee’s compensation, which were approximately $147 thousand $136 thousand. No matching contributions were approved in year 2002, subsequent to the acquisition by the Company.

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

Information about the operating segments for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Shelter (1) Services	Metal (2) Stamping	Food Services	Unallocated Corporate and other	Inter- segment	Total
Year ended December 31, 2004
Net sales	$15,230		$95,341		$(12,984)	$97,587
Operating Income (loss)	131		3,223	(3,693)		(339)
Net interest expense	36		2,118	15		2,169
Income (loss) before income taxes and equity in losses of affiliates	219		1,105	(3,690)		(2,366)
Net (loss) income	(1,679)		1,105	(4,577)		(5,151)
Assets	13,422		40,932	1,427	(1,531)	54,250
Depreciation & Amortization	735		2,391	8		3,134
Capital expenditures	4		925			929
Year ended December 31, 2003
Net sales	$25,677	$70,988	$75,648		$(15,063)	$157,250
Operating income (loss)	(333)	(17,231)	(292)	(11,255)		(29,111)
Net interest expense (income)	41	754	3,071	(363)		3,503
Loss before income taxes and equity in losses of affiliates	1,402	(18,304)	(2,610)	(10,570)		(30,082)
Net loss	(1,917)	(15,915)	(2,610)	(14,166)		(34,608)
Assets	13,878		50,537	4,629	(1,641)	67,403
Depreciation and amortization	868	2,938	2,271	$8		6,085
Capital expenditures	313	4,327	1,750	43		6,433
Year ended December 31, 2002
Net sales	$31,677	$75,279	$33,180		$(5,867)	$134,269
Operating income (loss)	499	575	(264)	(2,103)		(1,293)
Net interest expense (income)	1	815	1,672	(714)		1,774
Loss before income taxes and equity in losses of affiliates	260	(669)	(1,936)	(2,255)		(4,600)
Net loss	(933)	(145)	(1,286)	(3,653)		(6,017)
Assets	18,995	47,085	50,154	28,336	(10,069)	134,501
Depreciation and amortization	1,275	2,416	1,059			4,750
Capital expenditures	286	5,075	876			6,237

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

Geographic net sales for the years ended December 31, were as follows:

	2004	2003	2002
	(In Thousands of U.S. Dollars)
United States	$95,887	$155,750	$133,387
Mexico	1,700	1,500	882
	$97,587	$157,250	$134,269

Geographic net property, plant and equipment by location as of December 31, were as follows:

	2003	2003
	(In Thousands of U.S. Dollars)
United States	$17,917	$29,856
Mexico	9,039	10,100
	$26,956	$39,956

14. MAJOR CUSTOMERS

Certain customers, all located in the United States, accounted for at least 10% of the Company's total sales during the years ended December 31, as follows:

Customer	Products and Services	2004	2003	2002

A	Major distributor	20.4%	11%

B	Metal stamping of appliance products		21%	25%

C	Metal stamping of automotive parts		12%	19%

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

The Company, through its wholly owned subsidiary Confecciones de Juarez (“Confecciones”), leases a candy manufacturing building owned by Franklin Inmobiliarios, S.A. de C.V. (“Inmobiliarios”), a Mexican company in which the chairman of the board has an indirect ownership interest. The building, located in Ciudad Juarez, Mexico, is the site on which all of Franklin’s candy manufacturing operations are performed. Confecciones passes the cost of this lease to Franklin under the terms of a shelter services agreement executed on July 24, 2000 (“Shelter Contract”). Shelter services companies generally lease real properties in the normal course of arranging shelter services for a US company. This lease agreement was executed on November 22, 2000, which was prior to the July 1, 2001 date on which Elamex acquired Franklin. On September 16, 2004, the Company and the related party entered into an agreement eliminating the purchase commitment. The lease modification resulted in a change in the lease from a capital lease to an operating lease (see note 8).

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

One of the Company’s subsidiaries has entered into certain fixed-price commitments to purchase raw materials to be used in its manufacturing process over the next year. As of December 31, 2004, the aggregate value of these commitments was approximately $29.6 million.

On February 21, 2005, one of the Company’s customers filed Chapter 11 under the United States Bankruptcy Court. The Company received payments of approximately $226,000 within ninety days of the filing date that were paid outside of terms and subject to possible preference action by the Trustee for the bankruptcy estate. The payments received relate to 2004 sales and there were no sales to this customer in 2005. Based on a review of the facts and circumstances, management has provided an accrual, in other accrued expenses, of $135,000, which is believed to be a reasonable estimate of the probable loss associated with this matter.

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

2) Qualcore also obtained bank financing from Wells Fargo and Eximbank for the plastic molding and metal stamping equipment for the Celaya plant in 2001. The original notes payable totaled $8.4 million with a five-year term and have equal semi-annual principal payments of $840 thousand plus interest. Guarantors include Elamex, S.A. de C.V. and GE Mexico, S.A. de C.V.

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

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) In thousands of U.S. dollars, except per share amounts:

	2004 Quarters				2003 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net sales	$19,780	$23,402	$25,051	$29,354	$39,428	$41,400	$38,455	$37,967
Gross profit	4,634	6,044	6,012	6,331	4,674	5,366	2,338	5,536
Net (loss) income	(1,345)	(409)	(959)	(2,438)	(5,436)	220	(5,739)	(23,653)
Basic and diluted net (loss) income per common share	(0.18)	(0.05)	(0.13)	(0.32)	(0.72)	0.03	(0.76)	(3.16)

******

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

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
January 6, 2006
/S/ Richard R. Harshman
Date	Richard R. Harshman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 6, 2006
/S/ Eloy S. Vallina
Date	Eloy S. Vallina, Chairman of the Board of Directors

January 6, 2006
/S/ Richard R. Harshman
Date	Richard R. Harshman, President and Chief Executive
(Principal Executive Officer)

January 6, 2006
/S/ Sam L. Henry
Date	Sam L. Henry, Senior Vice-President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

January 6, 2006
/S/ Eloy Vallina Garza
Date	Eloy Vallina Garza, Director

January 6, 2006
/S/ Richard P. Spencer
Date	Richard P. Spencer, Director

January 6, 2006
/S/ Martin W. Pitts
Date	Martin W. Pitts, Director

January 6, 2006
/S/ Keith Cannon
Date	Keith Cannon, Director

January 6, 2006
/S/ Benito Bucay
Date	Benito Bucay, Director

January 6, 2006
/S/ Carlos Hernandez
Date	Carlos Hernandez, Director

January 6, 2006
/S/ Manuel Muñoz
Date	Manuel Muñoz, Director

January 6, 2006
/S/ Fernando Todd
Date	Fernando Todd, Director

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

Qualcore, S. de R.L. de C.V. and Subsidiaries
(50.1% owned by Elamex, S.A. de C.V., and 49.9% owned by General Electric Mexico, S.A. de C.V.)

Consolidated Statements of Partners’ Deficit
For the years ended December 31, 2004, 2003 and 2002
(Thousands of U.S. Dollars)

	Partnership Capital		Additional		Total
			Paid-in	Accumulated	Partners’
	Units	Amount	Capital	Deficit	Deficit

Balance, January 1, 2002	44,834	$5,007	$24,746	$(24,420)	$5,333

Net loss				(2,249)	(2,249)

Balance, December 31, 2002	44,834	5,007	24,746	(26,669)	3,084

Net loss				(3,958)	(3,958)

Balance, December 31, 2003	44,834	5,007	24,746	(30,627)	(874)

Net loss				(6,805)	(6,805)

Balance, December 31, 2004	44,834	$5,007	$24,746	$(37,432)	$(7,679)

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

Principles of consolidation - The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include those of Qualcore, S. de R.L. de C.V. and its 99% owned subsidiary Plásticos y Troquelados de Celaya, S.A. de C.V. All material intercompany balances and transactions have been eliminated in consolidation.

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